Form 10-Q
period 1996-03-31
AFFILIATED COMMUNITY BANCORP INC
filed 1996-05-15
CIK 947038

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                               _______________

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR the quarter ended March 31, 1996
                                       or
[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            COMMISSION FILE NUMBER 0-27014

                      AFFILIATED COMMUNITY BANCORP, INC.
                     -----------------------------------
            (Exact name of registrant as specified in its charter)

            Massachusetts                                       04-3277217
    -------------------------------                       ----------------------
    (State of other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

716 Main Street, Waltham, Massachusetts                         02254-9035
- - ----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

                                (617) 893-3969
                          -------------------------

             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes    X            No
                            --------           --------

  At April 30, 1996, there were 5,076,466 shares of common stock, par value $.01 per share, outstanding.

- - ----------

                      AFFILIATED COMMUNITY BANCORP, INC.

                                    INDEX

                                                                        Page No.
                                                                        --------

PART I  -  FINANCIAL INFORMATION

  Item 1.

  Consolidated Statements of Financial Condition at
  March 31, 1996 and December 31, 1995  . . . . . .  . . . . . . . . . . .  3

  Consolidated Statements of Income for the
  Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . . .  4

  Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . .  5

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .  6

  Item 2.

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations for the Three Months
  Ended March 31, 1996 (including Liquidity and Capital
  Resources) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

PART II  -  OTHER INFORMATION

  Item 1.

  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

  Item 2.

  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . 15

  Item 3.

  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . 15

  Item 4.

  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 15

  Item 5.

  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

  Item 6.

  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 15

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

  EXHIBITS:

  Computation of Primary and Fully Diluted Earnings Per Share
  for the Three Months Ended March 31, 1996 and March 31, 1995 . . . . . . 17

  FINANCIAL DATA SCHEDULE. . . . . . . . . . . . . . . . . . . . . . . . . 18

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                                                      March 31,       December 31,
                                                                                        1996              1995
                                                                                    -----------       ------------
                                                                                    (Unaudited)
                              ASSETS
Cash and due from banks                                                              $ 12,199           $ 14,037
Federal funds sold and overnight deposits                                               4,570              4,125
Investment securities--held to maturity (market value $175,340 and
 $177,384 at March 31, 1996 and December 31, 1995, respectively)                      176,350            176,100
Investment securities--available for sale (amortized cost $156,657 and
 $114,292 at March 31, 1996 and December 31, 1995, respectively)                      156,062            114,836
Federal Home Loan Bank stock--at cost                                                  12,139             10,355
Loans receivable--net of allowance for possible loan losses of $7,203 and
 $7,127 at March 31, 1996 and December 31, 1995, respectively)                        553,270            535,679
Loans held for sale                                                                       367              1,071
Other real estate owned, net                                                            1,220              1,201
Accrued interest receivable                                                             6,407              5,873
Office properties and equipment, net                                                    8,427              8,446
Deferred tax asset, net                                                                 3,441              3,096
Other assets                                                                            3,879              3,661
                                                                                     --------           --------

        Total assets                                                                 $938,331           $878,480
                                                                                     ========           ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                           $598,743           $583,832
  Federal Home Loan Bank advances                                                     234,915            186,835
  ESOP debt                                                                               643                679
  Mortgagors' escrow payments                                                           1,997              1,904
  Other                                                                                 5,839              5,940
                                                                                     --------           --------
        Total liabilities                                                             842,137            779,190
                                                                                     --------           --------

Stockholders' Equity:
  Preferred stock, $0.01 Par Value; 2,000,000 shares authorized, none issued             --                 --
  Common stock, $0.01 Par Value; 18,000,000 shares authorized; shares
   issued 5,309,666 in 1996 and 5,296,700 in 1995                                          53                 53
  Additional paid-in capital                                                           48,396             48,263
  Treasury stock at cost, 238,000 shares at March 31, 1996                             (4,081)              --
  Retained earnings--restricted                                                        53,068             51,563
  Unearned compensation--ESOP                                                            (643)              (679)
  Unrealized gain (loss) on investment securities, net of tax effects                    (599)                90
                                                                                     --------           --------

        Total stockholders' equity                                                     96,194             99,290
                                                                                     --------           --------

        Total liabilities and stockholders' equity                                   $938,331           $878,480
                                                                                     ========           ========


  The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)

                                                              Three months ended March 31,
                                                                1996                 1995
                                                              -------              -------
                                                                      (Unaudited)
Interest and dividend income:
  Interest and fees on loans                                  $11,322              $ 9,727
  Interest and dividend income on investment securities         5,267                4,532
  Interest on federal funds sold and overnight deposits            71                   40
                                                              -------              -------
    Total interest and dividend income                         16,660               14,299
                                                              -------              -------
Interest expense:
  Interest on deposits                                          6,195                5,037
  Interest on borrowed funds                                    3,120                2,525
                                                              -------              -------
    Total interest expense                                      9,315                7,562
                                                              -------              -------

Net interest income                                             7,345                6,737

Provision for possible loan losses                                135                  100
                                                              -------              -------

Net interest income after provision for possible loan losses    7,210                6,637
                                                              -------              -------
Noninterest income:
  Mortgage loan servicing fees                                     83                   76
  Customer service fees and other                                 320                  367
  Gain (loss) on sales of loans, net                               29                   (9)
                                                              -------              -------
    Total noninterest income                                      432                  434
                                                              -------              -------
Noninterest expense:
  Compensation and employee benefits                            2,279                2,135
  Occupancy and equipment                                         517                  483
  Data processing                                                 209                  193
  Professional services                                           193                  222
  Federal Deposit Insurance premiums                              193                  310
  Other real estate owned expenses, net                            94                   47
  Marketing and promotion                                         127                  115
  Other                                                           640                  667
                                                              -------              -------
    Total noninterest expense                                   4,252                4,172
                                                              -------              -------

Income before provision for income taxes                        3,390                2,899
Provision for income taxes                                      1,267                1,184
                                                              -------              -------

     Net income                                                $2,123              $ 1,715
                                                              =======              =======

Earnings per share:
  Primary                                                      $ 0.41               $ 0.32
                                                              =======              =======
  Fully diluted                                                $ 0.41               $ 0.32
                                                              =======              =======
Weighted average shares outstanding:
  Primary                                                       5,199                5,307
                                                              =======              =======
  Fully diluted                                                 5,204                5,308
                                                              =======              =======

  The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                       -----------------------------
                                                                                         1996                 1995
                                                                                       --------             --------
                                                                                                (Unaudited)
Cash flows from operating activities:
  Net income                                                                           $  2,123             $  1,715
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible loan losses                                                      135                  100
    Provision for losses on other real estate owned                                          60                   35
    Depreciation and amortization                                                           182                  144
    (Gain) loss on sales of loans                                                           (29)                   9
    Net gain on sales of other real estate owned                                            (11)                 (20)
    Net amortization of premiums and discounts on investment securities                     181                  177
    Provision for (prepaid) deferred income taxes                                          (216)                 447
    ESOP transactions                                                                        62                   14
    Increase in Federal Home Loan Bank stock                                             (1,784)                --
    (Increase) decrease in loans held for sale                                              704                 (400)
    Increase in accrued interest receivable                                                (534)                (171)
    Other, net                                                                             (771)                (622)
                                                                                       --------             --------

        Net cash provided by operating activities                                           102                1,428
                                                                                       --------             --------

Cash flows from investing activities:
    Proceeds from maturities of investment securities available for sale                 11,500                1,500
    Proceeds from maturities of investment securities held to maturity                       56                1,003
    Purchase of investment securities available for sale                                (56,355)              (3,885)
    Purchase of investment securities held to maturity                                   (6,000)              (8,801)
    Principal payments received on investment securities available for sale               2,190                  388
    Principal payments received on investment securities held to maturity                 6,618                5,310
    Loan originations, net of repayments                                                (18,038)              (8,666)
    Proceeds from sale of office properties and equipment                                  --                    189
    Purchases of office properties and equipment                                           (163)                (308)
    Capitalized costs associated with other real estate owned, net of payments received       1                  (43)
    Proceeds from sales of other real estate owned                                          243                  794
                                                                                       --------             --------

        Net cash used by investing activities                                           (59,948)             (12,519)
                                                                                       --------             --------

Cash flows from financing activities:
    Net increase in deposits                                                             14,911                6,883
    Additions to Federal Home Loan Bank advances                                         48,080                8,100
    Increase in mortgagors' escrow payments                                                  93                  185
    Additions to treasury stock                                                          (4,081)                --
    Net proceeds from common stock issued pursuant to stock options exercised               106                 --
    ESOP transactions                                                                       (36)                 (35)
    Cash dividend paid on common stock                                                     (620)                (460)
                                                                                       --------             --------

        Net cash provided by financing activities                                        58,453               14,673
                                                                                       --------             --------

Net increase (decrease) in cash and cash equivalents                                     (1,393)               3,582

Cash and cash equivalents at beginning of quarter                                        18,162               13,645
                                                                                       --------             --------

Cash and cash equivalents at end of quarter                                            $ 16,769             $ 17,227
                                                                                       --------             --------

Supplemental disclosures of cash flow information:
    Interest paid on deposits                                                          $  6,353             $  5,370
    Interest paid on borrowed funds                                                       3,213                2,447
    Income taxes paid, net of refunds                                                     1,406                1,030

Supplemental disclosures of non-cash transactions:
    Transfers to foreclosed real estate                                                     312                  341
    Loans granted on sale of foreclosed real estate                                        --                    284


  The accompanying notes are an integral part of these consolidated financial statements.

              Affiliated Community Bancorp, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                March 31, 1996

1)  Basis of Presentation

    The accompanying consolidated financial statements include the accounts of Affiliated Community Bancorp, Inc. (the "Company" or "Affiliated") and its two wholly owned subsidiaries, Lexington Savings Bank ("Lexington"), a Massachusetts chartered savings bank, and The Federal Savings Bank, a federally chartered savings bank ("Federal") which are based in Lexington, Massachusetts and Waltham, Massachusetts, respectively.

    Affiliated Community Bancorp, Inc. was incorporated on April 13, 1995 for the purpose of effecting the affiliation (the "Affiliation") of Lexington and Main Street Community Bancorp. Inc. ("Main Street") including Main Street's wholly-owned subsidiary, Federal, pursuant to the Affiliation Agreement and Plan of Reorganization dated March 14, 1995 between Lexington and Main Street. The Affiliation was consummated on October 18, 1995 and was treated as a pooling of interests for accounting purposes. As of such date, Lexington and Federal became wholly-owned subsidiaries of Affiliated and Affiliated issued 5,290,700 shares of its $.01 par value per share common stock. The operations of Affiliated consist of those of its two bank subsidiaries, Lexington and Federal. The information presented herein for 1996 and 1995 represents the financial condition and the results of the Company and its wholly-owned bank subsidiaries on a consolidated basis.

    Lexington is insured by the Bank Insurance Fund ("BIF") and Federal is insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2)  Earnings and Dividends Declared Per Share

    Primary earnings per share computations include common stock (excluding unallocated ESOP shares) and dilutive common stock equivalents attributable to outstanding stock options. Fully diluted earnings per share computations reflect the higher market price of the Company's common stock at period end, if applicable, and the assumed further dilution applicable to outstanding stock options.

    Dividends declared per share for the three months ended March 31, 1995 represent the combined historical dividends declared by Lexington and Main Street determined by dividing the sum of the total dividends declared by Lexington and Main Street by the sum of the outstanding shares of common stock of Lexington and Main Street to which the dividends declared apply.

3)  Allowance for Possible Loan Losses

    The following is a summary of the allowance for possible loan losses for the three month periods ended March 31, 1996 and 1995:

                                                 1996      1995
                                                ------    ------
                                                 (In Thousands)

  Balance at beginning of period                $7,127    $6,996
  Provision for possible loan losses               135       100
  Recoveries                                        54        59
                                                ------    ------
                                                 7,316     7,155

  Loans charged-off                                113        81
                                                ------    ------
  Balance at end of period                      $7,203    $7,074
                                                ======    ======

    The Company's allowance for possible loan losses is established and maintained through a provision for possible loan losses. Charges to the provision for possible loan losses are based on management's evaluation of numerous factors, including the risk characteristics of the Company's loan portfolio generally, the portfolio's historical experience, the level of non-accruing loans, current economic conditions, collateral values, and trends in loan delinquencies and charge-offs. Although management believes it uses the best information available to make determinations with respect to the Company's allowance for possible loan losses, loan losses may ultimately vary significantly from current estimates and future adjustments may be necessary if economic conditions differ substantially from the assumed economic conditions used in making the initial determinations or if other circumstances change.

    The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures", on January 1, 1995. Under these new accounting standards, loans are considered impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management considers the paying status, net worth and earnings potential of a borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. The amount judged to be impaired is the difference between the present value of the expected cash flows using as a discount rate the original contractual effective interest rate and the recorded investment of the loan. If foreclosure on a collateralized loan is probable, impairment is measured based on the fair value of the collateral compared to the recorded investment. If appropriate, a valuation reserve is established to recognize the difference between the recorded investment and the present value. Impaired loans are charged off when management believes that the collectibility of the loan's principal is remote. All impaired loans are classified as nonaccrual. The adoption of this new standard on January 1, 1995 did not have an impact on the Company's allowance for possible loan losses.

    SFAS No. 114 also revises the definition of In-Substance Foreclosures ("ISF"). Under the new definition, ISF classification applies only to loans for which collateral is in the physical possession of the creditor. Upon adoption of SFAS No. 114, $1,816,000 of the Company's ISF was reclassified to loans.

    During the three months ended March 31, 1996 and 1995, the average recorded investment in impaired loans was $2,838,000 and $2,701,000, respectively, and the income recognized related to impaired loans was $14,000 and $33,000, respectively. At March 31, 1996 and December 31, 1995, the Company classified $2,925,000 and $2,693,000, respectively, of its loans as impaired. Of the $2,925,000 in impaired loans at March 31, 1996, $2,727,000 has been measured under the fair value of collateral method and $198,000 has been measured under the present value of the expected cash flows method. A portion of these impaired loans, $2,238,000, has a related valuation reserve of $762,000.

4)  Impact of New Accounting Standards

    In March 1995, the FASB issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. The Company adopted this new statement on January 1, 1996, and such adoption did not have a significant impact on its results of operations or financial condition.

    In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 122 requires entities that engage in mortgage banking activities to recognize as separate assets rights to service mortgage loans for others acquired through either the purchase or origination of mortgage loans and sale or securitization of those loans with servicing retained. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based in the fair value of those rights. The Company adopted this new statement on January 1, 1996, and such adoption did not have a significant impact on the Company's results of operations or financial condition.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

General
- - -------

    The Company's results of operations are dependent primarily on net interest income which is the difference between (i) the interest income earned on loans and investment securities and (ii) the cost of funds, which consists of the interest paid on deposits and borrowings. Net interest income can be adversely effected by changes in interest rates, interest rate caps in effect on adjustable rate securities and loans in the portfolio, and loan and mortgage backed security prepayments.

    The Company's net income is also affected by noninterest income, such as service charges and fees and gains or losses on asset sales, and operating expenses, which consist primarily of compensation and benefits, occupancy expenses, federal deposit insurance premiums, real estate owned operations and other general administrative expenses. The earnings of the Company are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include general economic conditions, particularly the real estate market, in the Company's primary market area, potential increases in the Company's non-performing assets (as well as increases in the allowance for possible loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation and supervision, changes in interest rates and increased competition in the Company's market area.

Changes in Financial Conditions from December 31, 1995
- - ------------------------------------------------------

    Total assets at March 31, 1996 amounted to $938.3 million as compared to $878.5 million at December 31, 1995, reflecting an increase of $59.8 million or 6.8%. The increase in the Company's assets is primarily attributed to additional purchases of investment securities for the available for sale portfolio and continued growth in loans.

    Investment securities designated as available for sale amounted to $156.1 million at March 31, 1996 versus $114.8 million at December 31, 1995. The increase of $41.3 million for the quarter represents additional purchases of Government agency securities and high quality preferred stocks. Total marketable equity securities at March 31, 1996 amounted to $14.2 million as compared to $3.4 million at December 31, 1995. There were no sales of investment securities during the first quarter of 1996.

    The carrying value of investment securities at March 31, 1996 is presented in the following table:

                                       Available     Held to
                                       for Sale      Maturity
                                       ---------     --------
    Government securities               $ 82,191     $ 24,411
    Corporate bonds                        4,066        4,008
    Mortgage-backed and asset-
     backed securities                    47,463      131,672
    Mortgage-backed derivatives            8,139       16,209
    Marketable equity securities          14,203           50
                                          ------     --------
                                        $156,062     $176,350
                                        ========     ========

    The mortgage-backed derivatives portfolio consisted of planned amortization classes (PAC's), targeted amortization classes (TAC's), sequential payment classes (SEQ's), scheduled amortization classes (SCH's) and accretion directed classes (AD's). The balance at March 31, 1996 had an average life of 2.1 years with 33% in monthly adjusting securities and the remaining 67% in fixed rate securities.

    Gross loans outstanding, excluding loans held for sale, at March 31, 1996 amounted to $560.5 million versus $542.8 million at December 31, 1995. The increase of $17.7 million or 3.3% was primarily attributed to continued growth in residential real estate loans, small business commercial loans and commercial real estate loans. The gross balances of loans outstanding at March 31, 1996 and December 31, 1995 are shown in the following table:

                                                March 31,    December 31,
                                                  1996          1995
                                                ---------    -----------
    Real estate:
      1-4 family                                $376,774       $367,867
      Commercial and construction                134,569        129,134
    Commercial                                    32,529         28,636
    Equity lines of credit and other              18,537         19,051
    Less:  deferred loan fees                     (1,936)        (1,882)
                                                --------       --------
                                                $560,473       $542,806
                                                ========       ========

    At March 31, 1996 loans delinquent 60 days or more amounted to $4,844,000 and represented .86% of total loans outstanding. The comparable amounts at December 31, 1995 were $5,764,000 or 1.06%.

    The following table sets forth information regarding non-accrual loans, troubled debt restructurings, other real estate owned and other assets.

                                          March 31,   December 31,
                                            1996          1995
                                          ---------   ------------
Non-accrual loans                          $ 4,889        $ 5,402

Troubled debt restructurings,
  accruing                                    --              199
                                           -------        -------

        Total non-performing loans           4,889          5,601

Other real estate owned                      1,220          1,201
Other assets                                   200            200
                                           -------        -------
        Total non-performing assets        $ 6,309        $ 7,002
                                           =======        =======

Loans past due 90 days or more and
  still accruing                           $  --          $  --
                                           =======        =======

Non-performing loans as a percent of
  total loans                                  .87%          1.03%

Non-performing assets as a percent of
  total assets                                 .67%           .80%

Allowance for possible loan losses as
  a percent of non-performing loans         147.33%        127.25%

Allowance for possible loan losses as
  a percent of total loans                    1.29%          1.31%
                                           =======        =======


    The Company's deposit products include regular passbook and statement savings accounts, NOW accounts, demand (checking) accounts, money market accounts and certificate of deposit accounts. The certificate accounts consist of regular and retirement funds and are either fixed or variable in nature.

    The following table summarizes the Company's deposit liabilities at March 31, 1996 and December 31,1995:

                                        March 31,      December 31,
                                          1996             1995
                                        ---------      -----------
Demand                                   $ 37,516        $ 33,680
NOW                                        52,712          50,487
Regular savings                           121,648         119,995
Money market                               64,489          61,219
                                         --------        --------
     Total non-certificate accounts       276,365         265,381
                                         --------         -------

Certificates less than $100,000           281,070         276,512
Certificates of $100,000 and over          41,308          41,939
                                         --------         -------
     Total certificate accounts           322,378         318,451
                                         --------         -------

     Total deposits                      $598,743        $583,832
                                         ========        ========

    At March 31, 1996 and December 31, 1995, brokered certificates of deposits amounted to $13.6 million and $10.9 million, respectively.

    Borrowings from the Federal Home Loan Bank ("FHLB") increased to $234.9 million at March 31, 1996 from the December 31, 1995 level of $186.8 million as a result of the Company continuing to lever its strong capital position by adding loans and government agency securities to its balance sheet.

    During the three month period ended March 31, 1996, the Company instituted and completed a stock repurchase program under which 238,000 shares or 4.5% of its common stock was purchased in open market transactions. Total shares outstanding, excluding 238,000 shares of treasury stock, at March 31, 1996 were 5,071,666 as compared to 5,296,700 at December 31, 1995.

Comparison of Results of Operations for the Quarters Ended
- - ----------------------------------------------------------
March 31, 1996 and 1995
- - -----------------------

    General Operating Results. Net income for the three months ended March 31, 1996 was $2.1 million or $ .41 per share, compared to net income of $1.7 million or $.32 per share in the corresponding quarter of 1995, an increase of $408,000 or 23.8%. The earnings increase was attributed to a higher level of net interest income achieved with only a modest increase in overall operating expenses. As a result of higher levels of interest earning assets, net interest income increased by $608,000 or 9.0% in the first quarter of 1996 versus the same period of 1995.

    The following table sets forth average balances and net interest income components relating to the Company for the three months ended March 31, 1996 and 1995. It includes (i) the average balance sheet for the period, based on daily average balances; (ii) the total amount of interest earned or paid on the various categories of interest-earning assets and interest-bearing liabilities; and (iii) the resulting weighted average yields and costs. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. In addition, the table reflects the Company's interest rate spreads and net yields on earning assets. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered "adjustments to yield."

                                                                   Three Months Ended March 31,
                                                 --------------------------------------------------------------
                                                              1996                             1995
                                                 -------------------------------  -----------------------------
                                                             Interest   Average              Interest  Average
                                                  Average    Income/    Yield/     Average   Income/    Yield/
                                                  Balance    Expense     Rate      Balance   Expense     Rate
                                                 ----------  --------  ---------  ---------  --------  --------
                                                                     (Dollars in thousands)
                 Assets

Interest-earning assets:
     Loans                                        $550,533    $11,322      8.23%  $478,992    $ 9,727     8.12%
                                                  --------    -------      ----   --------    -------     ----
     Investments:
        Investment and mortgage-backed
          securities held-to-maturity              175,957      2,861      6.50%   209,589      3,296     6.29%
        Investment and mortgage-backed
          securities available-for-sale            136,383      2,234      6.55%    71,131      1,047     5.89%
     Federal Home Loan Bank stock                   10,980        172      6.27%     9,806        189     7.71%
     Federal funds sold                              6,145         71      4.62%     2,561         40     6.25%
                                                  --------    -------      ----   --------    -------     ----
          Total investments                        329,465      5,338      6.48%   293,087      4,572     6.24%
                                                  --------    -------      ----   --------    -------     ----
          Total interest-earning assets            879,998     16,660      7.57%   772,079     14,299     7.41%
                                                  --------    -------      ----   --------    -------     ----

Noninterest earning assets                          32,403                          30,919
Allowance for possible loan losses                  (7,178)                         (7,044)
                                                  --------                        --------
          Total assets                            $905,223                        $795,954
                                                  ========                        ========

   Liabilities and Stockholders' Equity

Interest-bearing liabilities:
     Regular savings, NOW and money
          market accounts                         $232,223      1,487      2.56%  $245,816      1,582     2.57%
     Certificate accounts                          320,934      4,708      5.87%   256,192      3,455     5.39%
     Borrowings                                    213,163      3,120      5.85%   165,762      2,525     6.09%
                                                  --------    -------      ----   --------    -------     ----
          Total interest-bearing
               liabilities                         766,320      9,315      4.86%   667,770      7,562     4.53%
                                                  --------    -------      ----   --------    -------     ----

Noninterest-bearing liabilities:
     Demand deposits                                31,679                          26,910
     Other                                           9,648                           6,890
                                                  --------                        --------
          Total liabilities                        807,647                         701,570
                                                  --------                        --------

Stockholder's equity                                97,576                          94,384
                                                  --------                        --------

          Total liabilities and
           stockholders' equity                   $905,223                        $795,954
                                                  ========                        ========

Net interest income                                           $ 7,345                         $ 6,737
                                                              =======                         =======
Interest rate spread                                                       2.71%                          2.88%
                                                                           ====                           ====
Net yield on earning assets                                                3.34%                          3.49%
                                                                           ====                           ====

    Interest Income. Total interest income increased from $14.3 million in the first quarter of 1995 to $16.7 million in the same period of 1996, an increase of 16.8%. This was due to increasing interest rates on, and the higher volume of, investments and loans. As a result, the yield on average earning assets increased from 7.41% in the first quarter of 1995 to 7.57% in the same period of 1996. Average loans outstanding in the current quarter amounted to $550.5 million and produced an average yield of 8.23%, as compared to a 1995 average volume of $479.0 million with an average yield of 8.12%. The average balance of all investment categories amounted to $329.5 million in the first quarter of 1996 with an average yield of 6.48% compared to $293.1 million and 6.24%, respectively, in the comparable quarter of 1995.

    Interest Expense. Interest expense in the first quarter of 1996 amounted to $9.3 million, up $1.7 million or 22.4% from $7.6 million in the same quarter of 1995. The contributing factors to this increase were higher interest rates on certificate accounts, and higher volumes in certificate accounts and borrowed funds. The average rate paid on deposits increased from 4.01% in the first quarter of 1995 to 4.48% in the comparable period of 1996. Average interest bearing deposit volume increased from $502.0 million in the 1995 period to $553.2 million in the first quarter of 1996, up $51.2 million or 10.2%. Average certificates increased $64.7 million or 25.3% in 1996 from the comparable 1995 quarter. The Company had average borrowings of $213.2 million for the three months ended to March 31, 1996, with a related interest expense of $3.1 million, compared to $165.8 million and $2.5 million, respectively, for the first quarter of 1995.

    The following table illustrates the extent to which changes in interest rates and changes in the volumes of interest-earning assets and interest-bearing liabilities affected the components of the Company's interest income and interest expense during the periods indicated. For each interest related-asset and liability category, information is provided with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) changes attributable to changes in interest rates (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of both volume and rates have been allocated proportionately to the change due to volume and the change due to rates.

                                          Three Months Ended March 31,
                                        -------------------------------
                                            1996 Compared with 1995
                                        -------------------------------
                                              Increase (Decrease)
                                               Due to Change in:
                                        -------------------------------
                                         Average     Average
                                          Volume      Rate      Total
                                        ----------  ---------  --------
                                             (Dollars in thousands)
Interest Income:
   Loans                                   $1,470       $125    $1,595
   Investments:
     Investment and mortgage-backed
       securities held-to-maturity           (552)       117      (435)
     Investment and mortgage-backed
       securities available-for-sale        1,057        130     1,187
     Federal Home Loan Bank stock              30        (47)      (17)
     Federal funds sold                        38         (7)       31
                                           ------       ----    ------
             Total interest income          2,043        318     2,361
                                           ------       ----    ------

Interest expense:
     Regular savings, NOW and money
        market accounts                       (87)        (8)      (95)
     Certificate accounts                     930        323     1,253
                                           ------       ----    ------
             Total deposits                   843        315     1,158
     Borrowed funds                           689        (94)      595
                                           ------       ----    ------
             Total interest expense         1,532        221     1,753
                                           ------       ----    ------
Change in net interest income              $  511       $ 97    $  608
                                           ======       ====    ======


    The increase in the first quarter's net interest income was primarily attributed to volume increases and rate increases in loans and investment and mortgage-backed securities designated as available for sale. Volume increases in certificates of deposits and borrowed funds tended to offset the volume increases in earning assets.

    Provision for Possible Loan Losses. The provision for possible loan losses in the first quarter of 1996 amounted to $135,000 versus $100,000 for the first quarter of 1995.

    At March 31, 1996, the Company's allowance for possible loan losses amounted to $7.2 million which represents 147.3% of non-performing loans at that date. The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is a forward-looking estimate and ultimate losses may vary from current estimates and future additions to the allowance may be necessary. As adjustments become necessary, they are reported in the results of operations for the periods in which they become known. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Management believes that the March 31, 1996 level of the allowance is adequate to provide for known and reasonably anticipated loan losses inherent in the portfolio at that date.

    Noninterest Income. For the first quarter of 1996, total noninterest income amounted to $432,000, down $2,000 or 0.5% from $434,000 in the first quarter of 1995. Customer service and other fees were down $47,000 or 12.8% in the first quarter from the same period in 1995. This was mainly due to decreases in penalties on early withdrawals and NOW account fees. This decrease was partially offset by loan servicing fees which amounted to $83,000 this quarter, compared to $76,000 in the first quarter of 1995. The Company had gains on loan sales of $29,000 in the first quarter of 1996, compared to losses of $9,000 in the same quarter of 1995.

    Noninterest Expense. Total noninterest expense increased by $80,000 or 1.9% in the first quarter of 1996 to $4.25 million, compared to $4.17 million in the corresponding quarter of 1995. The significant components of the change in expenses include a $144,000 or 6.7% increase in compensation and benefits, a $34,000 or 7.0% increase in occupancy and equipment costs, a decrease in professional services of $29,000 or 13.1%, a $117,000 or 37.7% decrease in federal deposit insurance premiums, an increase in other real estate owned expense of $47,000, and a $12,000 or 10.4% increase in marketing and promotion costs.

    The increase in compensation and benefits costs was caused by staff additions, normal salary increases, and increased costs associated with the Company's medical insurance program, 410(k), ESOP and profit sharing plans. Occupancy expenses increased as a result of higher rental costs, maintenance of facilities, and depreciation expense. Professional fees declined as a result of cost savings in the areas of consulting, legal, and accounting services. The decrease in federal deposit insurance premiums for the first quarter reflects the premium restructuring of the Bank Insurance Fund, Lexington's deposit insurer. The increase in other real estate owned expense, net to $94,000 in the first quarter of 1996 is the result of foreclosure activity and a decrease in gains on property sales.

    Income Tax Expense. The provision for income taxes was $1.3 million for the first quarter of 1996, compared to $1.2 million for the corresponding quarter in 1995. The combined effective tax rate for the three months ended March 31, 1996 was 37.4% versus 40.8% for the same period in 1995. The lower effective rate in 1996 reflects a lower state tax rate applicable to certain subsidiaries of the Company's bank subsidiaries and an increase in tax exempt dividend income from preferred stocks. At March 31, 1996, the net deferred income tax asset amounted to $3.4 million. The primary source of recovery of the deferred income tax asset are taxes paid, which are available for carry back, from 1995, 1994, and 1993, and the expectation that the deductible temporary differences will reverse during periods when the Company generates taxable income.

Liquidity and Capital Resources

    The parent Company's primary sources of liquidity are dividends from subsidiaries and maturities, and repayments and interest on investments. The Company may use its liquidity to pay cash dividends to stockholders, fund operating expenses and pay taxes. The Company declared a regular quarterly dividend payable on May 17, 1996 to stockholders of record on April 30, 1996 equal to $0.12 per share. Management believes the Company's current sources of liquidity are sufficient for its needs.

    The primary sources of funds for the Company's bank subsidiaries are deposits, FHLB borrowings, principal and interest payments on loans, mortgage-backed and mortgaged-backed derivative securities, and maturities of investment securities. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by economic conditions, general interest rates, and regulatory changes. The earning assets growth of $60.6 million in the first quarter was funded by a net gain in deposits of $14.9 million, primarily from core deposits, and additional advances from the FHLB.

    The Company's bank subsidiaries, as members of the FHLB, have overnight lines of credit of approximately $23 million and an overall borrowing capacity of approximately $543.4 million from the FHLB. At March 31, 1996 outstanding borrowings were $234.9 million under these facilities. Any borrowings must be collateralized by a combination of investment securities and certain first mortgage loans. In addition, the subsidiaries have the ability to enter into repurchase agreements, with an aggregate credit line of $150.0 million, with various brokers.

    At March 31, 1996, the Company had outstanding commitments of $83.2 million to originate loans and advance funds. As of that date, the Company had commitments to sell loans of $367,000. There were no commitments to sell investments at March 31, 1996. The Company believes that it will have sufficient funds available to meet all of its commitments as a result of the liquidity inherent in its balance sheet, combined with its available borrowing capacity through the FHLB.

    The Company's bank subsidiaries are subject to certain capital standards prescribed by regulations. The following tables show the subsidiaries' regulatory capital ratios as they compare to the minimum guidelines at March 31, 1996:

                                The Federal     Lexington       Minimum
                               Savings Bank   Savings Bank   Requirements
                               -------------  -------------  -------------
Risk-based ratios:
Tier 1 capital...............      20.43%         15.04%          4.00%
Total capital................      21.68          15.97           8.00
Tangible capital.............       9.87           N/A            1.50
Core capital.................       9.87           N/A            3.00
Tier 1 leverage capital......       N/A            8.88           4.00


                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings.
         -----------------

         The Company and its subsidiaries are not involved in any pending legal proceedings other than those involved in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's business or the consolidated financial condition of the Company.

Item 2.  Changes in Securities.
         ---------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------


         The Company's Annual Meeting of Stockholders was held on April 25, 1996. On the record date for the meeting, there were 5,065,866 shares of Common Stock outstanding, of which approximately 4,467,343 shares were represented at the meeting by proxy or in person. At the meeting, two Directors of the Company were elected, each for a three-year term, as follows:


                                         VOTES FOR       VOTES WITHHELD
              Kendrick G. Bushnell       4,392,731           74,612
                                         ---------           ------
              James E. McCobb, Jr.       4,392,979           74,464
                                         ---------           ------

Item 5.  Other Information.
         ----------------------------------------------------

         At a meeting of the Board of Directors held on April 18, 1996, the payment of a cash dividend was declared, providing for payment of $0.12 per share to holders of record on April 30, 1996 for payment on May 17, 1996.

Item 6.  Exhibits and Reports on Form 8-K.
         ----------------------------------------------------

         a.   Exhibits:   11.0 -- Computation of per share earnings.
              ---------

                          27.0 -- Financial Data Schedule.

         b.   Reports on Form 8-K:  None.
              -------------------

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Affiliated Community Bancorp, Inc.
                            --------------------------------------
                                          (Registrant)



Date:     May 15, 1996  By  /s/ Timothy J. Hansberry
                            --------------------------------------
                             Timothy J. Hansberry
                             President and Chief Executive Officer

                        By  /s/ John G. Fallon
                            --------------------------------------
                             John G. Fallon
                             Executive Vice President and
                             Chief Financial Officer