Form 10-Q
period 1996-06-30
AFFILIATED COMMUNITY BANCORP INC
filed 1996-08-14
CIK 947038

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                               _______________

                                  FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR the quarter ended June 30, 1996
                                      or
[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27014

                      AFFILIATED COMMUNITY BANCORP, INC.
            (Exact name of registrant as specified in its charter)

                                Massachusetts
                       (State of other jurisdiction of
                        incorporation or organization)

                                  04-3277217
                               (I.R.S. Employer
                            Identification Number)

                   716 Main Street, Waltham, Massachusetts
                   (Address of principal executive offices)

                                  02254-9035
                                  (Zip Code)

                                (617) 893-3969
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes    [X]        No

     At July 31, 1996, there were 5,080,666 shares of common stock, par value $.01 per share, outstanding.

                      AFFILIATED COMMUNITY BANCORP, INC.

                                    INDEX
                                                                      Page No.
PART I - FINANCIAL INFORMATION

Item 1.
Consolidated Statements of Financial Condition at June
30, 1996 and December 31, 1995                                               3

Consolidated Statements of Income for the Three Months
Ended and Six Months Ended June 30, 1996 and 1995                            4

Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 1996 and 1995                                                 5

Notes to Consolidated Financial Statements                                   6

Item 2.
Management's Discussion and Analysis of Financial
Condition, including Liquidity and Capital Resources, and
Results of Operations for the Three and Six Month Periods
Ended June 30, 1996 and 1995                                                 9

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings                                                           23

Item 2.
Changes in Securities                                                       23

Item 3.
Defaults Upon Senior Securities                                             23

Item 4.
Submission of Matters to a Vote of Security Holders                         23

Item 5.
Other Information                                                           23

Item 6.
Exhibits and Reports on Form 8-K                                            23

SIGNATURES                                                                  24

EXHIBITS:
Computation of Primary and Fully Diluted Earnings Per
Share for the Three Months Ended and Six Months Ended
June 30, 1996 and June 30, 1995                                             25

Financial Data Schedule                                                     26

             AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in thousands, except share data)


                      ASSETS                            June 30,    December 31,
                                                         1996         1995
                                                      (unaudited)
Cash and due from banks                                 $ 14,593      $ 14,037
Federal Funds sold and overnight deposits                  8,522         4,125
Investment securities - held to maturity (market
 value ($175,371 and $177,384 at June 30, 1996 and
 December 31, 1995, respectively)                        177,914       176,100
Investment securities - available for sale
 (amortized cost $156,729 and $114,292 at June 30,
 1996 and December 31, 1995, respectively)               153,973       114,836
Federal Home Loan Bank stock - at cost                    13,217        10,355
Loans receivable - net of allowance for possible
 loan losses of $7,240 and $7,172 at June 30, 1996
 and December 31, 1995, respectively)                    589,678       535,679
Loans held for sale                                        1,133         1,071
Other real estate owned, net                               1,313         1,201
Accrued interest receivable                                6,797         5,873
Office properties and equipment, net                       8,509         8,446
Deferred tax asset, net                                    4,435         3,096
Other assets                                               3,820         3,661
                                                        --------       -------
              Total assets                              $983,904      $878,480
                                                        ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                           $621,338      $583,832
     Federal Home Loan Bank Advances                     257,997       186,835
     ESOP debt                                               607           679
     Mortgagors' escrow payments                           1,770         1,904
     Other                                                 5,321         5,940
                                                        --------      --------
         Total liabilities                               887,033       779,190
                                                        --------      --------
Stockholders' Equity:
     Preferred stock, $0.01 Par Value; 2,000,000
      shares authorized, none issued                           -             -
     Common stock, $0.01 Par Value, 18,000,000 shares
      authorized; shares issued 5,318,666 in 1996 and
      5,296,700 in 1995                                       53            53
     Additional paid-in capital                           48,479        48,263
     Treasury stock at cost, 238,000 shares at June
      30, 1996                                            (4,081)            -
     Retained earnings - restricted                       54,857        51,563
     Unearned compensation - ESOP                           (607)         (679)
     Unrealized gain (loss) on investment securities,
      net of tax effects                                  (1,830)           90
                                                        --------      --------
         Total stockholders' equity                       96,871        99,290
                                                        --------      --------
         Total liabilities and stockholders' equity     $983,904      $878,480
                                                        ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

             AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share data)
                                        Three      Three       Six        Six
                                       Months     Months     Months      Months
                                        Ended      Ended      Ended       Ended
                                       June 30,   June 30,   June 30,   June 30,
                                        1996       1995       1996       1995
                                          (unaudited)           (unaudited)
Interest and dividend income:
 Interest and fees on loans          $11,766    $10,311    $23,088    $20,038
 Interest and dividend income on
 investment securities                 5,646      4,756     10,913      9,288
 Interest on federal funds sold
 and overnight deposits                   51        120        122        160
                                     -------    -------    -------    -------
     Total interest and dividend
     income                           17,463     15,187     34,123     29,486
                                     -------    -------    -------    -------
Interest expense:
 Interest on deposits                  6,216      5,608     12,411     10,645
 Interest on borrowed funds            3,545      2,658      6,665      5,183
                                     -------    -------    -------    -------
     Total interest expense            9,761      8,266     19,076     15,828
                                     -------    -------    -------    -------
Net interest income                    7,702      6,921     15,047     13,658

Provision for possible loan
losses                                   135        100        270        200
                                     -------    -------    -------    -------
Net interest income after
provision for possible loan
losses                                 7,567      6,821     14,777     13,458
                                     -------    -------    -------    -------
Noninterest income:
 Mortgage loan servicing fees             79         75        162        151
 Customer service fees and other         316        300        636        667
 Gain on sales of securities               -         33          -         33
 Gain on sales of loans, net              28         28         57         19
                                     -------    -------    -------    -------
     Total noninterest income            423        436        855        870
                                     -------    -------    -------    -------
Noninterest expenses:
 Compensation and employee
 benefits                              2,201      2,094      4,480      4,229
 Occupancy and equipment                 493        460      1,010        943
 Data processing                         205        196        414        389
 Professional services                   182        230        369        452
 Federal Deposit Insurance
 premiums                                196        309        389        619
 Other real estate owned
 expenses, net                            45       (162)       139       (115)
 Marketing and promotion                 176        123        303        238
 Other                                   673        696      1,319      1,363
                                     -------    -------    -------    -------
     Total noninterest expense         4,171      3,946      8,423      8,118
                                     -------    -------    -------    -------
Income before provision for
income taxes                           3,819      3,311      7,209      6,210

 Provision for income taxes            1,420      1,347      2,687      2,531
                                     -------    -------    -------    -------
              Net income              $2,399     $1,964     $4,522     $3,679
                                     =======    =======    =======    =======
Earnings per share:

     Primary                              $0.47      $0.37      $0.88      $0.69
                                     ========== ========== ========== ==========
     Fully diluted                        $0.47      $0.37      $0.88      $0.69
                                     ========== ========== ========== ==========
Weighted average shares
outstanding:

     Primary                           5,128      5,313      5,163      5,310
                                     ========   ========   =======    =======
     Fully diluted                     5,134      5,325      5,166      5,317
                                     ========   ========   =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

             AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                                             Six Months Ended
                                                                 June 30,
                                                             1996        1995
                                                                (Unaudited)
Cash flows from operating activities:
     Net income                                              $4,522     $3,679
     Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
       Provision for possible loan losses                       270        200
       Provision for losses on other real estate owned          120        100
       Depreciation and amortization                            372        295
       Gain on sales of loans                                   (57)       (19)
       Gain on sales of securities                                -        (33)
       Net gain on sales of other real estate owned            (105)      (275)
       Net amortization of premiums and discounts on
        investment securities                                   362        343
       Provision for deferred income taxes                      232        491
       ESOP transactions                                        125         36
       Increase in Federal Home Loan Bank stock              (2,862)         -
       Increase in loans held for sale                          (62)    (1,171)
       Increase in accrued interest receivable                 (924)         -
       Other, net                                            (2,050)    (1,401)
                                                            -------    -------
              Net cash provided (used) by operating
              activities                                        (57)     2,245
                                                            -------    -------
Cash flows from investing activities:
     Proceeds from sales of investment securities available
      for sale                                                    -      4,423
     Proceeds from maturities of investment securities
      available for sale                                     13,510      4,500
     Proceeds in from maturities of investment securities
      held to maturity                                        3,206      8,003
     Purchase of investment securities available
      for sale                                              (61,695)    (9,181)
     Purchase of investment securities held
      to maturity                                           (17,804)   (13,318)
     Principal payments received on investment
      securities available for sale                           4,716        868
     Principal payments received on investment
      securities held to maturity                            14,594     12,200
     Loan originations, net of repayments                   (55,127)   (27,435)
     Proceeds from sale of office properties
      and equipment                                               -        201
     Purchases of office properties and equipment              (435)      (864)
     Capitalized costs associated with other real estate
      owned, net of payments received                             4       (80)
     Proceeds from sales of other real estate owned             727      2,428
                                                            -------    -------
               Net cash used by investing activities        (98,304)   (18,255)
                                                            -------    -------
Cash flows from financing activities:
     Net increase in deposits                                37,506     28,968
     Additions to Federal Home Loan Bank advances            71,162       (100)
     Increase in mortgagors' escrow payments                   (134)         8
     Additions to treasury stock                             (4,081)         -
     Net proceeds from common stock issued pursuant to
      stock options exercised                                   162         12
     ESOP transactions                                          (72)       (71)
     Cash dividend paid on common stock                      (1,229)      (978)
                                                            -------    -------
               Net cash provided by financing activities    103,314     27,839
                                                            -------    -------
Net increase in cash and cash equivalents                     4,953     11,829

Cash and cash equivalents at beginning of period             18,162     13,645
                                                            -------    -------
Cash and cash equivalents at end of period                   23,115     25,474
                                                            =======    =======
Supplemental disclosures of cash flow information:
     Interest paid on deposits                               $8,707    $11,121
     Interest paid on borrowed funds                          6,888      3,887
     Income taxes paid, net of refunds                        3,910      2,441

Supplemental disclosures of non-cash transactions:
     Transfers to foreclosed real estate                        858        787
     Loans granted on sale of foreclosed real estate            372        284
     Securitization of loans to mortgage-backed
      investments (classified as available for sale)          1,190          -

The accompanying notes are an integral part of these consolidated financial statements

             AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996


1)   Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Affiliated Community Bancorp, Inc. (the "Company" or "Affiliated") and its two wholly-owned subsidiaries, Lexington Savings Bank ("Lexington"), a Massachusetts chartered savings bank, and The Federal Savings Bank ("Federal"), a federally chartered savings bank, which are based in Lexington, Massachusetts and Waltham, Massachusetts, respectively.

     Affiliated Community Bancorp, Inc. was incorporated on April 13, 1995 for the purpose of effecting the affiliation (the "Affiliation") of Lexington and Main Street Community Bancorp, Inc.("Main Street") including Main Street's wholly-owned subsidiary, Federal, pursuant to the Affiliation Agreement and Plan of Reorganization dated March 14, 1995 between Lexington and Main Street. The Affiliation was consummated on October 18, 1995 and was treated as a pooling of interests for accounting purposes. As of such date, Lexington and Federal became wholly-owned subsidiaries of Affiliated and Affiliated issued 5,290,700 shares of its $.01 par value per share common stock. The operations of Affiliated consist of those of its two bank subsidiaries, Lexington and Federal. The information presented herein for 1996 and 1995 represents the financial condition and the results of the Company and its wholly-owned bank subsidiaries on a consolidated basis.

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

2)   Earnings and Dividends Declared Per Share

     Primary earnings per share computations include common stock (excluding treasury shares and unallocated ESOP shares) and dilutive common stock equivalents attributable to outstanding stock options. Fully diluted earnings per share computations reflect the higher market price of the Company's common stock at period end, if applicable, and the assumed further dilution applicable to outstanding stock options.

     Dividends declared per share for the three and six month periods ended June 30, 1995 represent the combined historical dividends declared by Lexington and Main Street determined by dividing the sum of the total dividends declared by Lexington and Main Street by the sum of the outstanding shares of common stock of Lexington and Main Street to which the dividends declared apply.

3)   Allowance for Possible Loan Losses

          The following is a summary of the allowance for possible loan losses for the three and six month periods ended June 30, 1996 and 1995:

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                          1996      1995      1996      1995
                                                      (in thousands)
Balance at beginning of period            $7,203    $7,074    $7,127    $6,996
Provision for possible loan losses           135       100       270       200
Recoveries                                    79        24       133        83
                                          ------    ------    ------    ------
                                           7,417     7,198     7,530     7,279

Loans charged-off                            177        78       290       159
                                          ------    ------    ------    ------
Balance at end of period                  $7,240    $7,120    $7,240    $7,120
                                          ======    ======    ======    ======

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

     The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-
- -Income Recognition and Disclosures", on January 1, 1995. Under these new accounting standards, loans are considered impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management considers the paying status, net worth and earnings potential of a borrower, and the value and cash flow of the collateral, as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. The amount judged to be impaired is the difference between the present value of the expected cash flows using as a discount rate the original contractual effective interest rate and the recorded investment of the loan. If foreclosure on a collateralized loan is probable, impairment is measured based on the fair value of the collateral compared to the recorded investment. If appropriate, a valuation reserve is established to recognize the difference between the recorded investment and the present value. Impaired loans are charged off when management believes that the collectibility of the loan's principal is remote. All impaired loans are classified as nonaccrual. The adoption of this new standard on January 1, 1995 did not have an impact on the Company's allowance for possible loan losses.

     SFAS No. 114 also revises the definition of In-Substance Foreclosures ("ISF"). Under the new definition, ISF classification applies only to loans for which collateral is in the physical possession of the creditor. Upon adoption of SFAS No. 114, $1,816,000 of the Company's ISF was reclassified to loans.

     During the six months ended June 30, 1996 and 1995, the average recorded investment in impaired loans was $2,918,000 and $2,236,000, respectively, and the income recognized related to impaired loans was $62,000 and $57,000, respectively. At June 30, 1996 and December 31, 1995, the Company classified $2,677,000 and $2,693,000, respectively, of its loans as impaired. Of the $2,677,000 in impaired loans at June 30, 1996, $2,564,000 has been measured under the fair value of collateral method and $113,000 has been measured under the present value of the expected cash flows method. At June 30, 1996 impaired loans totaling $2,169,000, had a related valuation reserve of $602,000.

4) Impact of New Accounting Standards

     In June 1995, the FASB issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. The Company adopted this new statement on January 1, 1996, and such adoption did not have a significant impact on its results of operations or financial condition.

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 122 requires entities that engage in mortgage banking activities to recognize as separate assets rights to service mortgage loans for others acquired through either the purchase or origination of mortgage loans and sale or securitization of those loans with servicing retained. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The Company adopted this new statement on January 1, 1996, and such adoption did not have a significant impact on the Company's results of operations or financial condition.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996

General

     The Company is a holding company that conducts substantially all its activities through its bank subsidiaries. The Company's results of operations are dependent primarily on net interest income, which is the difference between
(i) the interest income earned on loans and investment securities and (ii) the cost of funds, which consists of the interest paid on deposits and borrowings. Net interest income can be adversely affected by changes in interest rates, interest rate caps in effect on adjustable rate securities and loans in the portfolio, and loan and mortgage-backed security prepayments.

     The Company's net income is also affected by noninterest income, such as service charges and fees and gains or losses on asset sales, and operating expenses, which consist primarily of compensation and benefits, occupancy and equipment expenses, federal deposit insurance premiums, real estate owned operations and other general administrative expenses. The earnings of the Company are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Important factors that might cause such a difference include general economic conditions, particularly the real estate market, in the Company's primary market area, potential increases in the Company's non-performing assets (as well as increases in the allowance for possible loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation and supervision, changes in interest rates and increased competition in the Company's market area.

Changes in Financial Condition from December 31, 1995

     Total assets at June 30, 1996 amounted to $983.9 million as compared to $878.5 million at December 31, 1995, reflecting an increase of $105.4 million or 12.0%. The increase in the Company's assets is primarily attributed to growth in loans and additional purchases of investment securities for the available for sale portfolio.

     Investments: Investment securities designated as available for sale amounted to $154.0 million at June 30, 1996 versus $114.8 million at December 31, 1995. The increase of $39.2 million for the current year represents additional purchases of government agency securities and high quality preferred stocks that were added to the Company's portfolio during the first six months of 1996. Total marketable equity securities at June 30, 1996 amounted to $15.4 million as compared to $3.4 million at December 31, 1995. There were no sales of investment securities during the first six months of 1996.

     The carrying value of investment securities at June 30, 1996 is presented in the following table:

                                               Available for      Held to
                                                    Sale          Maturity
                                                      (in thousands)
Government securities                            $ 81,564        $ 32,067
Corporate bonds                                     4,044           3,007
Mortgage-backed and asset-backed securities        44,789         127,961
Mortgage-backed derivatives                         8,202          14,879
Marketable equity securities                       15,374               -
                                                 --------        --------
                                                 $153,973        $177,914
                                                 ========        ========

     The mortgage-backed derivatives portfolio consisted of planned amortization classes (PAC's), targeted amortization classes (TAC's), sequential payment classes (SEQ's), scheduled amortization classes (SCH's) and accretion directed classes (AD's). The balance at June 30, 1996 had an average life of
2.35 years with 30.9% in monthly adjusting securities and the remaining 69.1% in fixed rate securities.

     Loans: Gross loans outstanding, excluding loans held for sale, at June 30, 1996 amounted to $596.9 million versus $542.8 million at December 31, 1995. The increase of $54.1 million or 10.0% was primarily attributed to growth in residential real estate loans, commercial real estate loans and small business commercial loans. The gross balances of loans outstanding at June 30, 1996 and December 31, 1995 are shown in the following table:

                                                  June 30,      December 31,
                                                    1996            1995
                                                       (in thousands)
Real estate:
     1-4 family                                   $394,745        $367,867
     Commercial and construction                   148,942         129,134
Commercial                                          35,784          28,636
Equity lines of credit and other                    19,193          19,051
Less: net deferred loan fees                        (1,746)         (1,882)
                                                  --------        --------
                                                  $596,918        $542,806
                                                  ========        ========

     At June 30, 1996 loans delinquent 60 days or more amounted to $4,177,000 and represented .70% of total loans outstanding. The comparable amounts at December 31, 1995 were $5,764,000 or 1.06%.

     The following table sets forth information regarding non-accrual loans, troubled debt restructurings, other real estate owned and other assets.

                                                  June 30,      December 31,
                                                    1996            1995
                                                   (Dollars in thousands)
Non-accrual loans                                 $5,379          $5,402
Troubled debt restructurings, accruing                 -             199
                                                 ----------      ----------
     Total non-performing loans                    5,379           5,601

Other real estate owned                            1,313           1,201
Other assets                                         100             200
                                                 ----------      ----------
     Total non-performing assets                  $6,792          $7,002
                                                 ==========      ==========
Loans past due 90 days or more and still
 accruing                                              -               -
                                                 ==========      ==========
Non-performing loans as a percent of total
 loans                                                  .90%           1.03%

Non-performing assets as a percent of total
 assets                                                 .69%            .80%

Allowance for possible loan losses as a
 percent of non-performing loans                     134.60%         127.25%

Allowance for possible loan losses as a
 percent of total loans                                1.21%           1.31%
                                                 ==========      ==========

     Liabilities: The Company's deposit products include regular passbook and statement savings accounts, NOW accounts, demand (checking) accounts, money market accounts and certificate of deposit accounts. The certificate accounts consist of regular and retirement funds and are either fixed or variable in nature.

     The following table summarizes the Company's deposit liabilities at June 30, 1996 and December 31, 1995:

                                                  June 30,      December 31,
                                                    1996            1995
                                                        (in thousands)
Demand                                           $ 45,564        $ 33,680
NOW                                                51,558          50,487
Regular savings                                   122,887         119,995
Money market                                       65,097          61,219
                                                 --------        --------
     Total non-certificate accounts               285,106         265,381
                                                 ========        ========
Certificates less than $100,000                   284,613         276,512
Certificates of $100,000 and over                  51,619          41,939
                                                 --------        --------
     Total certificate accounts                   336,232         318,451
                                                 --------        --------
     Total deposits                              $621,338        $583,832
                                                 ========        ========

     At June 30, 1996 and December 31, 1995, brokered certificates of deposits amounted to $15.8 million and $10.9 million, respectively.

     Borrowings from the Federal Home Loan Bank ("FHLB") were increased by the Company to $258.0 million at June 30, 1996 from the December 31, 1995 level of $186.8 million as a result of continued leveraging of the Company's strong capital position. The additional borrowings funded loans and government agency securities that were added to the balance sheet.

     During the first quarter of 1996, the Company instituted and completed a stock repurchase program under which 238,000 shares or 4.5% of its common stock was purchased in open market transactions. At June 30, 1996 total shares outstanding, excluding 238,000 shares of treasury stock were 5,080,666 as compared to 5,296,700 at December 31, 1995.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are dividends from subsidiaries, and maturities, repayments and interest on investments. The Company may use its liquidity to pay cash dividends to stockholders, fund operating expenses and pay taxes. On July 18, 1996 the Company declared a regular quarterly dividend of $0.12 per share payable on August 16, 1996 to stockholders of record on July 31, 1996. This second quarter dividend is a continuation of the $0.12 per share paid in recent periods.

     The primary sources of funds for the Company's bank subsidiaries are deposits, FHLB borrowings, principal and interest payments on loans, mortgage-backed and mortgaged-backed derivative securities, and maturities of investment securities. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by economic conditions, interest rate levels, and regulatory changes. The earning asset growth of $102.3 million in the first half of 1996 was funded by a net gain in deposits of $37.5 million, primarily from term certificates and core deposits, and additional advances from the FHLB amounting to $71.2 million.

     The Company's bank subsidiaries, as members of the FHLB, have overnight lines of credit of approximately $23.5 million and an overall borrowing capacity of approximately $577.4 million from the FHLB. At June 30, 1996 outstanding borrowings were $258.0 million under these facilities. Any borrowings must be collateralized by a combination of investment securities and certain first mortgage loans. In addition, the subsidiaries have the ability to enter into repurchase agreements, with an aggregate credit line of $150.0 million, with various brokers.

     At June 30, 1996, the Company had outstanding commitments of $73.6 million to originate loans and advance funds. As of that date, the Company had commitments to sell loans of $1.1 million and commitments to purchase investments of $1.7 million. The Company believes that it will have sufficient funds available to meet all of its commitments as a result of the liquidity inherent in its balance sheet, combined with its available borrowing capacity through the FHLB.

     The Company's bank subsidiaries are subject to certain capital standards prescribed by regulations. The following tables show the subsidiaries' regulatory capital ratios as they compared to the minimum guidelines at June 30, 1996:

                                 The Federal      Lexington        Minimum
                                 Savings Bank    Savings Bank    Requirements
Risk-based ratios:

     Tier 1 capital                 19.47%          14.41%           4.00%
     Total capital                  20.73           15.33            8.00
     Tangible capital                9.60             N/A            1.50
     Core capital                    9.60             N/A            3.00
     Tier 1 leverage capital          N/A            8.52            4.00


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 1996 AND 1995

     General Operating Results. Net income for the three months ended June 30, 1996 was $2.4 million or $0.47 per share, compared to net income of $2.0 million or $0.37 per share in the corresponding quarter of 1995, an increase of $435,000 or 22.1%. The earnings increase was attributable to a higher level of net interest income achieved with only a modest increase in overall operating expenses. As a result of higher levels of interest earning assets, net interest income increased by $781,000 or 11.3% in the second quarter of 1996 versus the same period of 1995.

     The following table sets forth the Company's average balances and net interest income components for the three months ended June 30, 1996 and 1995. It includes (i) the average balance sheet for the period, based on daily average balances; (ii) the total amount of interest earned or paid on the various categories of interest-earning assets and interest-bearing liabilities; and (iii) the resulting weighted average yields and costs. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. In addition, the table reflects the Company's interest rate spreads and net yields on earning assets. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered "adjustments to yield."

                                                     Three Months Ended June 30,
                                -----------------------------------------------------------------
                                              1996                             1995
                                -------------------------------   -------------------------------
                                                      (Dollars in thousands)
                                           Interest      Avg.                  Interest     Avg.
                               Average      Income/     Yield/     Average      Income/    Yield/
         ASSETS                Balance     Expense      Rate       Balance     Expense     Rate

Interest-earning assets:
  Loans                        $575,777     $11,766     8.17%     $492,189     $10,311     8.38%
                               --------     -------     -----     --------     -------     -----
  Investments:
     Investment and mort-
      gage-backed securities
      held-to-maturity          178,577       2,901     6.50%      210,794       3,365     6.39%
     Investment and mort-
      gage-backed securities
      available for sale        156,673       2,544     6.50%       72,282       1,092     6.04%
     Federal Home Loan Bank
      stock                      12,632         201     6.36%        9,806         299    12.20%
     Federal Funds sold           5,139          51     3.97%        8,693         120     5.52%
                               --------     -------     -----     --------     -------    ------
       Total investments        353,021       5,697     6.46%      301,575       4,876     6.47%
                               --------     -------     -----     --------     -------    ------
        Total interest-
         earning assets         928,798      17,463     7.52%      793,764      15,187     7.65%
                               --------     -------     -----     --------     -------    ------
Noninterest earning assets       33,508                             31,802
Allowance for possible loan
 losses                          (7,168)                            (7,089)
                               --------                           --------
        Total assets           $955,138                           $818,477
                               ========                           ========

      LIABILITIES AND
    STOCKHOLDERS' EQUITY

Interest-bearing
liabilities:
  Regular savings, NOW and
   money market accounts       $236,912      $1,529     2.58%     $235,924      $1,556     2.64%
  Certificate accounts          327,843       4,687     5.72%      282,267       4,052     5.74%
  Borrowings                    250,433       3,545     5.66%      167,992       2,658     6.33%
                               --------     -------     -----      -------     -------    ------
      Total interest-
       bearing liabilities      815,188       9,761     4.79%      686,183       8,266     4.82%
                               --------     -------     -----      -------     -------    ------
Noninterest-bearing
 liabilities:
  Demand deposits                36,121                             28,597
  Other                           7,567                              7,355
                               --------                           --------
      Total liabilities         858,876                            722,135
                               --------                           --------
Stockholders' equity             96,262                             96,342
                               --------                           --------
      Total liabilities
       and stockholders'
       equity                  $955,138                           $818,477
                               ========                           ========
Net interest income                          $7,702                             $6,921
                                           ========                           ========
Interest rate spread                                    2.73%                              2.83%
                                                        =====                             ======
Net yield on earning assets                             3.32%                              3.49%


     Interest Income. Total interest income grew from $15.2 million in the second quarter of 1995 to $17.5 million in the same period of 1996, an increase of 15.0%. The additional income is due to the higher volume of investments and loans. The yield on average earning assets decreased from 7.65% in the second quarter of 1995 to 7.52% in the same period of 1996 due to a lower yield on the Company's loan portfolio. Average loans outstanding in the current quarter amounted to $575.8 million and produced an average yield of 8.17%, as compared to a 1995 average volume of $492.2 million with an average yield of 8.38%. The average balance of all investment categories amounted to $353.0 million in the second quarter of 1996 with an average yield of 6.46% compared to $301.6 million and 6.47%, respectively, in the comparable quarter of 1995.

     Interest Expense. Interest expense in the second quarter of 1996 amounted to $9.8 million, up $1.5 million or 18.1% from $8.3 million in the same quarter of 1995. The main contributing factors to this increase were higher volumes in certificate accounts and borrowed funds. The average rate paid on total interest bearing deposits increased from 4.33% in the second quarter of 1995 to 4.40% in the comparable period of 1996. Average interest bearing deposit volume increased from $518.2 million in the 1995 period to $564.8 million in the second quarter of 1996, up $46.6 million or 9.0%. Average certificates increased $45.6 million or 16.1% in 1996 from the comparable 1995 quarter. The Company had average borrowings of $250.4 million for the three months ended to June 30, 1996, with a related interest expense of $3.5 million, compared to $168.0 million and $2.7 million, respectively, for the second quarter of 1995.

     The following table illustrates the extent to which changes in interest rates and changes in the volumes of interest-earning assets and interest-bearing liabilities affected the components of the Company's interest income and interest expense during the period. For each interest related-asset and liability category, information is provided with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) changes attributable to changes in interest rates (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of both volume and rates have been allocated proportionately to the change due to volume and the change due to rates.

                                     Three Months Ended June 30,
                                       1996 Compared with 1995
                                         Increase (Decrease)
                                          Due to Change in:
                                        Average        Average
                                        Volume          Rate             Total

                                        (Dollars in thousands)


Interest Income:
  Loans                                   $1,701         ($246)         $1,455
  Investments:
     Investment and mortgage-backed
      securities held-to-maturity           (525)           61            (464)
     Investment and mortgage-backed
      securities available-for-sale        1,365            87           1,452
     Federal Home Loan Bank stock            149          (247)            (98)
     Federal funds sold                      (41)          (28)            (69)
                                          ------        ------          ------
     Total interest income                 2,649          (373)          2,276
                                          ------        ------          ------
Interest Expense:
  Regular savings, NOW and money
   market accounts                             7           (34)            (27)
  Certificate accounts                       652           (17)            635
                                          ------        ------          ------
     Total deposits                          659           (51)            608
  Borrowed funds                           1,129          (242)            887
                                          ------        ------          ------
     Total interest expense                1,788          (293)          1,495
                                          ------        ------          ------
Change in net interest income             $  861        $  (80)         $  781
                                          ======        ======          ======

     The increase in 1996 second quarter net interest income was primarily attributed to volume increases in loans and in investment and mortgage-backed securities designated as available for sale, which offset the decreases in average yields. Volume increases in certificates of deposits and borrowed funds partially offset the volume increases in earning assets.

     Provision for Possible Loan Losses. The provision for possible loan losses for the second quarter of 1996 amounted to $135,000 versus $100,000 for the second quarter of 1995.

     At June 30, 1996, the Company's allowance for possible loan losses amounted to $7.2 million which represented 134.6% of non-performing loans at that date. The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is a forward-looking estimate and ultimate losses may vary from current estimates and future additions to the allowance may be necessary. As adjustments become necessary, they are reported in the results of operations for the periods in which they become known. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Although no assurance can be given, management believes that the June 30, 1996 level of the allowance is adequate to provide for known and reasonably anticipated loan losses inherent in the portfolio at that date.

     Noninterest Income. For the second quarter of 1996, total noninterest income amounted to $423,000, down $13,000 or 3.0% from $436,000 in the second quarter of 1995. Results for the second quarter of 1995 included gains on securities sold of $33,000. Customer service and other fees increased by $16,000 or 5.3% in the second quarter from the same period in 1995. This was mainly due to increases in checking and NOW account fees. Loan servicing fees amounted to $79,000 this quarter, compared to $75,000 in the second quarter of 1995. The Company had gains on loan sales of $28,000 in the second quarter of 1996, which was identical to the same quarter of 1995.

   Noninterest Expenses. Total noninterest expense increased by $225,000 or 5.7% in the second quarter of 1996 to $4.2 million, compared to $3.9 million in the corresponding quarter of 1995. The significant components of the change in expenses include a $107,000 or 5.1% increase in compensation and benefits, a $33,000 or 7.2% increase in occupancy and equipment costs, a decrease in professional services of $48,000 or 20.9%, a $113,000 or 36.6% decrease in federal deposit insurance premiums, an increase in other real estate owned expense of $207,000, and a $53,000 or 43.0% increase in marketing and promotion costs.

     The increase in compensation and benefits costs was caused by staff additions, normal salary increases, and increased costs associated with the Company's 401(k) and profit sharing plans. Occupancy expenses increased as a result of higher rental costs, maintenance of facilities, and depreciation expense. Professional fees declined as a result of cost savings in the areas of consulting, legal, and accounting services. The decrease in federal deposit insurance premiums for the second quarter reflects the 1995 premium restructuring of the FDIC's Bank Insurance Fund, Lexington's deposit insurer. Other real estate owned expenses, a net of $45,000 in the second quarter of 1996, is the result of foreclosure activity. For the 1995 period, there was a net credit of $162,000 in other real estate owned expenses reflecting gains on sale of foreclosed properties.

     Provision for Income Taxes. The provision for income taxes was $1.4 million for the second quarter of 1996, compared to $1.3 million for the corresponding quarter in 1995. The combined effective tax rate for the three months ended June 30, 1996 was 37.2% versus 40.7% for the same period in 1995. The lower effective rate in 1996 reflects a lower state tax rate applicable to certain subsidiaries of the Company's bank subsidiaries and an increase in tax exempt dividend income from preferred stocks. At June 30, 1996, the net deferred income tax asset amounted to $4.4 million. The primary sources of recovery of the deferred income tax asset are taxes paid, which are available for carry back, from 1995, 1994, and 1993, and the expectation that the deductible temporary differences will reverse during periods when the Company generates taxable income.

Comparison of Results of Operations for the Six Months Ended
June 30, 1996 and 1995

     General Operating Results. Net income for the six months ended June 30, 1996 was $4.5 million or $0.88 per share, compared to net income of $3.7 million or $0.69 per share in the corresponding period of 1995, an increase of $843,000 or 22.9%. The earnings increase reflects a higher level of net interest income with only a modest increase in operating expenses. As a result of increased levels of interest earning assets, net interest income increased by $1.4 million or 10.2% in the first six months of 1996 versus the same period of 1995. Noninterest expense increased by $305,000 or 3.8% in the first half of 1996 compared to the first half of 1995. A significant portion of the expense increase resulted from a net cost of $139,000 for other real estate owned expenses for the first half of 1996, versus a net gain of $115,000 for the comparable period of 1995.

     The following table sets forth the Company's average balances and net interest income components for the six months ended June 30, 1996 and 1995. It includes (i) the average balance sheet for the period, based on daily average balances; (ii) the total amount of interest earned or paid on the various categories of interest-earning assets and interest-bearing liabilities; and
(iii) the resulting weighted average yields and costs. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. In addition, the table reflects the Company's interest rate spreads and net yields on earning assets. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered "adjustments to yield."

                                                     Six Months Ended June 30,
                                -----------------------------------------------------------------
                                              1996                             1995
                                -------------------------------   -------------------------------
                                                      (Dollars in thousands)
                                           Interest      Avg.                  Interest     Avg.
                               Average      Income/     Yield/     Average      Income/    Yield/
         ASSETS                Balance     Expense      Rate       Balance     Expense     Rate

Interest-earning assets:
  Loans                        $563,177     $23,088     8.20%     $485,609     $20,038     8.25%
                               --------     -------     -----     --------     -------     -----
  Investments:
     Investment and mort-
      gage-backed securities
      held-to-maturity          177,280       5,762     6.50%      210,525       6,661     6.33%
     Investment and mort-
      gage-backed securities
      available for sale        146,552       4,778     6.52%       71,394       2,139     5.99%
     Federal Home Loan Bank
      stock                      11,808         373     6.32%        9,806         488     9.95%
     Federal Funds sold           5,640         122     4.33%        5,632         160     5.68%
                               --------     -------     -----     --------     -------    ------
       Total investments        341,280      11,035     6.47%      297,357       9,448     6.35%
                               --------     -------     -----     --------     -------    ------
        Total interest-
         earning assets         904,457      34,123     7.55%      782,966      29,486     7.53%
                               --------     -------     -----     --------     -------    ------
Noninterest earning assets       33,142                             31,376
Allowance for possible loan
 losses                          (7,172)                            (7,066)
                               --------                           --------
        Total assets           $930,427                           $807,276
                               ========                           ========

      LIABILITIES AND
    STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities:
  Regular savings, NOW and
   money market accounts       $234,576      $3,053     2.60%     $240,849      $3,138     2.61%
  Certificate accounts          324,410       9,358     5.77%      269,268       7,507     5.58%
  Borrowings                    232,253       6,665     5.74%      166,897       5,183     6.21%
                               --------     -------     -----      -------     -------    ------
      Total interest-
       bearing liabilities      791,239      19,076     4.82%      677,014      15,828     4.68%
                               --------     -------     -----      -------     -------    ------
Noninterest-bearing
 liabilities:
  Demand deposits                34,678                             27,764
  Other                           7,790                              7,189
                               --------                           --------
      Total liabilities         833,707                            711,967
                               --------                           --------
Stockholders' equity             96,720                             95,309
                               --------                           --------
      Total liabilities
       and stockholders'
       equity                  $930,427                           $807,276
                               ========                           ========
Net interest income                         $15,047                            $13,658
                                           ========                           ========
Interest rate spread                                    2.73%                              2.85%
                                                        =====                             ======
Net yield on earning assets                             3.33%                              3.49%


     Interest Income. Total interest income increased from $29.5 million in the first six months of 1995 to $34.1 million in the same period of 1996, an increase of 15.6%. The higher level of interest income is chiefly due to an increased volume of loans and investments available for sale. The yield on average earning assets was 7.53% in the first six months of 1995 and 7.55% in the same period of 1996. Average loans outstanding in the current period amounted to $563.2 million and produced an average yield of 8.20%, as compared to a 1995 average volume of $485.6 million with an average yield of 8.25%. The average balance of all investment categories amounted to $341.3 million in the first half of 1996 with an average yield of 6.47% compared to $297.4 million and 6.35%, respectively, in the comparable period of 1995.

     Interest Expense. Interest expense in the first half of 1996 amounted to $19.1 million, up $3.3 million or 20.9% from $15.8 million in 1995. The contributing factors to this increase were higher interest rates on certificate accounts, and higher volumes in certificate accounts and borrowed funds. The average rate paid on deposits increased from 4.17% for the first six months of 1995 to 4.44% for the comparable period of 1996. Average interest bearing deposits increased from $510.1 million in the 1995 period to $559.0 million in the first half of 1996, up $48.9 million or 9.6%. Average certificates increased $55.1 million or 20.5% in 1996 from the comparable 1995 period. The Company had average borrowings of $232.3 million for the six months ended June 30, 1996, with a related interest expense of $6.7 million, compared to $166.9 million and $5.2 million, respectively, for the first six months of 1995.

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

                                      Six Months Ended June 30,
                                       1996 Compared with 1995
                                         Increase (Decrease)
                                          Due to Change in:
                                        Average        Average
                                        Volume          Rate            Total

                                        (Dollars in thousands)
Interest Income:
  Loans                                   $3,179         ($129)         $3,050
  Investments:
     Investment and mortgage-backed
      securities held-to-maturity         (1,087)          188            (899)
     Investment and mortgage-backed
      securities available-for-sale        2,435           204           2,639
     Federal Home Loan Bank stock            146          (261)           (115)
     Federal funds sold                        0           (38)            (38)
                                          ------         -----          ------
     Total interest income                 4,673           (36)          4,637
                                          ------         -----          ------
Interest Expense:
  Regular savings, NOW and money
   market accounts                           (82)           (3)            (85)
  Certificate accounts                     1,583           268           1,851
                                          ------         -----          ------
     Total deposits                        1,501           265           1,766
  Borrowed funds                           1,838          (356)          1,482
                                          ------         -----          ------
     Total interest expense                3,339           (91)          3,248
                                          ------         -----          ------
Change in net interest income             $1,334         $  55          $1,389
                                          ======         =====          ======

     The increase in the year-to-date net interest income was primarily attributed to volume increases in loans and volume and rate increases in investment and mortgage-backed securities designated as available for sale. Volume increases in certificates of deposits and borrowed funds tended to offset the volume increases in earning assets.

     Provision for Possible Loan Losses. The provision for possible loan losses for the first six months of 1996 amounted to $270,000 versus $200,000 for the first half of 1995.

     Noninterest Income. For the first six months of 1996, total noninterest income amounted to $855,000, down $15,000 or 1.7% from $870,000 in the first half of 1995. Customer service and other fees were down $31,000 or 4.6% in the first half from the same period in 1995 due to decreases in penalties on early withdrawals, and checking and NOW account fees. This decrease was partially offset by loan servicing fees which amounted to $162,000 this period, compared to $151,000 in the first six months of 1995. The Company had gains on loan sales of $57,000 in the first half of 1996, compared to gains of $19,000 in the same period of 1995. Sales of investments produced gains of $33,000 in the first half of 1995, compared to no gain or loss during the 1996 period.

    Noninterest Expenses. Total noninterest expense increased by $305,000 or 3.8% in the first six months of 1996 to $8.4 million, compared to $8.1 million in the corresponding period of 1995. The significant components of the change in expense include a $251,000 or 5.9% increase in compensation and benefits, a $67,000 or 7.1% increase in occupancy and equipment costs, a decrease in professional services of $83,000 or 18.4%, a $230,000 or 37.2% decrease in federal deposit insurance premiums, an increase in other real estate owned expense of $254,000, and $65,000 or 27.3% increase in marketing and promotion costs.

     The increase in compensation and benefits costs were caused by staff additions, normal salary increases, and increased costs associated with the Company's medical insurance program, 401(k), ESOP and profit sharing plans. Occupancy expenses increased as a result of higher rental costs, maintenance of facilities, and depreciation expense. Professional fees declined as a result of cost savings in the areas of consulting, legal, and accounting services.
The decrease in federal deposit insurance premiums for the first six months reflects the premium restructuring of the FDIC's Bank Insurance Fund, Lexington's deposit insurer. Other real estate owned expense, a net of $139,000 in the first half of 1996, is the result of foreclosure activity.
In 1995 there was a net credit of $115,000 in other real estate owned expenses reflecting gains on sales of foreclosed property.

     Provision for Income Taxes. The provision for income taxes was $2.7 million for the first six months of 1996, compared to $2.5 million for the corresponding period in 1995. The combined effective tax rate for the six months ended June 30, 1996 was 37.3% versus 40.8% for the same period in 1995. The lower effective rate in 1996 reflects a lower state tax rate applicable to certain subsidiaries of the Company's bank subsidiaries and an increase in tax exempt dividend income from preferred stocks.

                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.

               The Company and its subsidiaries are not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's business or the consolidated financial condition of the Company.

Item 2.   Changes in Securities.

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5.   Other Information.

          At a meeting of the Board of Directors held on July 18, 1996, the payment of a cash dividend was declared, providing for payment of $0.12 per share on August 16, 1996 to holders of record on July 31, 1996.

Item 6.   Exhibits and Reports on Form 8-K.

     a.   Exhibits: 11.0 -- Computation of per share earnings.

               27.0 -- Financial Data Schedule.

     B.   Reports on Form 8-K: None.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Affiliated Community Bancorp, Inc.
                                   (Registrant)




Date:  August 14, 1996             By:  /s/ Timothy J. Hansberry
                                   TIMOTHY J. HANSBERRY
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date:  August 14, 1996             By:  /s/John G. Fallon
                                   JOHN G. FALLON
                                   EXECUTIVE VICE PRESIDENT AND
                                   CHIEF FINANCIAL OFFICER

                                                                   Exhibit 11.0
                      AFFILIATED COMMUNITY BANCORP, INC.

         COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
               (Dollars in thousands, except per share amounts)

                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                                 1996         1995         1996         1995
                                    (Unaudited)               (Unaudited)
Primary:
Weighted average shares        5,076,406    5,287,634     5,108,371    5,287,170
ESOP shares not released
 or committed to be released     (64,247)     (78,572)      (66,032)     (80,357)
                              ----------   ----------    -----------  ----------
                               5,012,159    5,209,062     5,042,339    5,206,813

Common stock equivalents:
     Stock Options               116,159      103,516       120,804      103,038
                              ----------   ----------    ----------   ----------
Primary weighted average
 shares                        5,128,318    5,312,578     5,163,143    5,309,851
                              ==========   ==========    ==========   ==========
Net income                        $2,399       $1,964        $4,522       $3,679
                              ==========   ==========    ==========   ==========
Earnings per share                 $0.47        $0.37         $0.88        $0.69
                              ==========   ==========    ==========   ==========

Fully diluted:
Weighted average shares        5,076,406    5,287,634     5,108,371    5,287,170
ESOP shares not released
 or committed to be released     (64,247)     (78,572)      (66,032)     (80,357)
                              ----------   ----------    ----------   ----------
                               5,012,159    5,209,062     5,042,339    5,206,813

Common stock equivalents:
     Stock Options               121,583      115,104       123,818      110,057
                              ----------   ----------    ----------   ----------
Fully diluted weighted
 average shares                5,133,742    5,324,166     5,166,157    5,316,870
                              ==========   ==========    ==========   ==========
Net income                        $2,399       $1,964        $4,522       $3,679
                              ==========   ==========    ==========   ==========
Earnings per share                 $0.47        $0.37         $0.88        $0.69
                              ==========   ==========    ==========   ==========


