Form 10-Q
period 1996-09-30
AFFILIATED COMMUNITY BANCORP INC
filed 1996-11-14
CIK 947038

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549




                                 FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR the quarter ended SEPTEMBER 30, 1996

                              or

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                      COMMISSION FILE NUMBER 0-27014


                    AFFILIATED COMMUNITY BANCORP, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        Massachusetts                              04-3277217
-------------------------------              ----------------------
(State of other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)              identification Number)

 716 Main Street, Waltham, Massachusetts        02254-9035
----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)

                             (617)  893-3969
         ----------------------------------------------------
         (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

At October 31, 1996, there were 5,095,666 shares of common stock, par value $.01 per share, outstanding.

                    AFFILIATED COMMUNITY BANCORP, INC.

                                   INDEX
                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.

Consolidated Statements of Financial Condition at
September 30, 1996 and December 31, 1995                                    3

Consolidated Statements of Income for the Three
Months Ended and Nine Months Ended
September 30, 1996 and 1995                                                 4

Consolidated Statements of Stockholders' Equity
for the Nine Months Ended
September 30, 1996 and 1995                                                 5

Consolidated Statements of Cash Flows for the
Nine Months Ended September
30, 1996 and 1995                                                           6

Notes to Consolidated Financial Statements                                  7

Item 2.

Management's Discussion and Analysis of Financial
Condition, including Liquidity and Capital
Resources, and Results of Operations for the
Three and Nine Month Periods Ended
September 30, 1996 and 1995                                                9

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings                                                         19

Item 2.

Changes in Securities                                                     19

Item 3.

Defaults Upon Senior Securities                                           19

Item 4.

Submission of Matters to a Vote of Security Holders                       19

Item 5.

Other Information                                                         19

Item 6.

Exhibits and Reports on Form 8-K                                          19

SIGNATURES                                                                20

EXHIBITS:

Computation of Primary and Fully Diluted Earnings
Per Share for the Three Months Ended and
Nine Months Ended September 30, 1996 and
September 30, 1995                                                        21

Financial Data Schedule                                                   22

            AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (Dollars in thousands, except share data)
                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                        -------------        ------------
                                                                                         (unaudited)
               ASSETS
Cash and due from banks                                                                   $14,098              $14,037
Federal funds sold and overnight deposits                                                   9,151                4,125
Investment securities - held to maturity (market value $173,829 and
$177,384
 at September 30, 1996 and December 31, 1995, respectively)                               175,938              176,100
Investment securities - available for sale (amortized cost $158,107 and $114,292
 at September 30, 1996 and December 31, 1995, respectively)                               155,845              114,836
Federal Home Loan Bank stock - at cost                                                     13,492               10,355
Loans receivable - net of allowance for possible loan losses of $7,386 and $7,127
 at September 30, 1996 and December 31, 1995, respectively                                612,102              535,679
Loans held for sale                                                                           476                1,071
Other real estate owned, net                                                                  979                1,201
Accrued interest receivable                                                                 7,022                5,873
Office properties and equipment, net                                                        8,397                8,446
Deferred tax asset, net                                                                     4,405                3,096
Other assets                                                                                3,511                3,661
                                                                                       ----------           ----------
     Total assets                                                                      $1,005,416             $878,480
                                                                                       ==========           ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                               $637,029             $583,832
  Federal Home Loan Bank advances                                                         257,841              186,835
  Securities sold under agreements to repurchase                                              972                    -
  ESOP debt                                                                                   571                  679
  Mortgagors' escrow payments                                                               2,051                1,904
  Other                                                                                     8,890                5,940
                                                                                       ----------           ----------
     Total liabilities                                                                   $907,354             $779,190

Stockholders' Equity:
  Preferred stock, $0.01 Par Value; 2,000,000 shares authorized, none issued                    -                    -
  Common stock, $0.01 Par Value; 18,000,000 shares authorized; shares
   issued 5,332,666 in 1996 and 5,296,700 in 1995                                              53                   53
  Additional paid-in capital                                                               48,636               48,263
  Treasury stock at cost, 238,000 share at September 30, 1996                              (4,081)                   -
  Retained earnings - restricted                                                           55,550               51,563
  Unearned compensation - ESOP                                                               (571)                (679)
  Unrealized gain (loss) on investment securities, net of tax effects                      (1,525)                  90
                                                                                       ----------           ----------
     Total stockholders' equity                                                            98,062               99,290
                                                                                       ----------           ----------
     Total liabilities and stockholders' equity                                        $1,005,416             $878,480
                                                                                       ==========           ==========

The accompanying notes are an integral part of these consolidated financial statements.

            AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except share data)

                                                                       Three Months Ended            Nine Months Ended
                                                                           September 30                  September 30
                                                                       1996          1995            1996         1995
                                                                     ----------------------        ---------------------
                                                                          (unaudited)                   (unaudited)
Interest and dividend income:
 Interest and fees on loans                                          $12,498       $10,711         $35,586      $30,750
 Interest and dividend income on investment securities                 5,704         4,544          16,617       13,832
 Interest on federal funds sold and overnight deposits                    78           188             200          348
                                                                     -------       -------         -------      -------
        Total interest and dividend income                            18,280        15,433          52,403       44,930
                                                                     -------       -------         -------      -------
Interest expense:
 Interest on deposits                                                  6,577         6,010          18,988       16,655
 Interest on borrowed funds                                            3,724         2,473          10,389        7,656
                                                                     -------       -------         -------      -------
        Total interest expense                                        10,301         8,483          29,377       24,311
                                                                     -------       -------         -------      -------
Net interest income                                                    7,979         6,960          23,026       20,619

Provision for possible loan losses                                       135           100             405          300
                                                                     -------       -------         -------      -------
Net interest income after provision for possible loan losses           7,844         6,860          22,621       20,319
                                                                     -------       -------         -------      -------
Noninterest income:
 Mortgage loan servicing fees                                             63            87             225          238
 Customer service fees and other                                         312           379             948        1,045
 Gain on sales of securities                                               -             -               -           33
 Gain (loss) on sales of loans, net                                       29           (12)             86            7
                                                                     -------       -------         -------      -------
        Total noninterest income                                         404           454           1,259        1,323
                                                                     -------       -------         -------      -------
Noninterest expenses:
 Compensation and employee benefits                                    2,251         2,042           6,731        6,271
 Occupancy and equipment                                                 552           471           1,562        1,414
 Data processing                                                         205           220             619          609
 Professional services                                                   169           258             538          710
 Federal Deposit Insurance premiums                                    2,318           172           2,707          791
 Other real estate owned expenses, net                                    25            44             164          (71)
 Marketing and promotion                                                 132           127             435          365
 Other                                                                   715           752           2,034        2,115
                                                                     -------       -------         -------      -------
        Total noninterest expenses                                     6,367         4,086          14,790       12,204
                                                                     -------       -------         -------      -------
Income before provision for income taxes                               1,881         3,228           9,090        9,438

Provision for income taxes                                               579         1,335           3,266        3,866
                                                                     -------       -------         -------      -------
        Net Income                                                    $1,302        $1,893          $5,824       $5,572
                                                                     =======       =======         =======      =======
Earnings per share:

  Primary                                                                 $0.25         $0.35           $1.13        $1.05
                                                                     ==========    ==========      ==========   ==========
  Fully diluted                                                           $0.24         $0.35           $1.12        $1.05
                                                                     ==========    ==========      ==========   ==========
Weighted average shares outstanding:

  Primary                                                              5,168         5,340          5,160         5,319
                                                                     =======       =======         =======      =======
  Fully diluted                                                        5,186         5,343          5,197         5,330
                                                                     =======       =======         =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

            AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Nine Months Ended September 30, 1996 and 1995
                          (Dollars in thousands)
                                                                                          Net Unrealized
                                              Additional                   Unearned       Gain (Loss) on
                                   Common       Paid-in      Retained     Compensation-     Investment
                                    Stock       Captial      Earnings         ESOP          Securities        Total
                                  --------   ------------   ----------   --------------  -----------------   -------

Balance at December 31, 1994         $53       $48,069        $47,528        ($821)         ($1,543)         $93,286
 Net income                            -             -          5,572            -                             5,572
 ESOP transactions                     -            62              -          107                -              169
 Issuance of common stock under
   stock option plan                   -            37              -            -                -               37
 Cash dividends declared               -             -         (1,672)           -                -           (1,672)
 Changes in net unrealized gain
   loss on securities available
   for sale, net of tax effect         -             -              -            -            1,334            1,334
                                --------      --------       --------     --------         --------         --------
Balance at September 30, 1995        $53       $48,168        $51,428        ($714)           ($209)         $98,726
                                ========      ========       ========     ========         ========         ========

                                                                                                         Net Unrealized
                                              Additional                                 Unearned        Gain (Loss) on
                                   Common       Paid-in       Treasury     Retained     Compensation-      Investment
                                    Stock       Captial        Stock       Earnings         ESOP           Securities        Total
                                  --------   ------------    ----------   ----------   --------------   -----------------   -------
Balance at December 31, 1995         $53       $48,263             $-       $51,563            ($679)             $90       $99,290
 Net income                            -             -              -         5,824                -                -         5,824
 ESOP transactions                     -            86                            -              108                -           194
 Stock repurchase                      -             -         (4,081)            -                -                -        (4,081)
 Issuance of common stock under
   stock option plan                   -           287                            -                -                -           287
 Cash dividends declared               -             -              -        (1,837)               -                -        (1,837)
 Changes in net unrealized gain
   loss on securities available
   for sale, net of tax effect         -             -              -             -                 -          (1,615)       (1,615)
                                --------      --------       --------      --------          --------         --------     --------
Balance at September 30, 1996        $53       $48,636        ($4,081)      $55,550            ($571)         ($1,525)      $98,062
                                ========      ========       ========      ========          ========         ========     ========


The accompanying notes are integral part of these consolidated financial statements.

            AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       ---------------------
                                                                                        1996           1995
                                                                                       --------     --------
                                                                                            (Unaudited)

Cash flows from operating activities:
  Net Income                                                                              $5,824       $5,572
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Provision for possible loan losses                                                         405          300
  Provision for losses on other real estate owned                                            180          160
  Depreciation and amortization                                                              568          459
  Gain on sales of loans                                                                     (86)          (7)
  Gain on sales of securities                                                                  -          (33)
  Net gain on sales of other real estate owned                                              (177)        (275)
  Net amortization of premiums and discounts on
   investment securities                                                                     603          513
  Provision for deferred income taxes                                                        421          549
  ESOP transactions                                                                          194          169
  Increase in Federal Home Loan Bank stock                                                (3,137)           -
  Decrease (increase) in loans held for sale                                                 595         (727)
  Increase in accrued interest receivable                                                 (1,149)        (772)
  Other, net                                                                               1,452         (755)
                                                                                        --------     --------
     Net cash provided by operating activities                                             5,693        5,153
                                                                                        --------     --------
Cash flows from investing activities:
  Proceeds from sales of investment securities
   available for sale                                                                          -        4,423
  Proceeds from maturities of investment
   securities available for sale                                                          16,510        8,540
  Proceeds from maturities of investment
   securities held to maturity                                                             3,251       13,003
  Purchase of investment securities available
   for sale                                                                              (68,076)     (21,771)
  Purchase of investment securities held
   to maturity                                                                           (22,949)     (16,270)
  Principal payments received on investment
   securities available for sale                                                           6,558        1,772
  Principal payments received on investment
   securities held to maturity                                                            21,559       20,549
  Loan originations, net of repayments                                                   (77,748)     (41,221)
  Proceeds from sale of office properties
   and equipment                                                                               -          201
  Purchases of office properties and equipment                                              (519)      (1,169)
  Capitalized costs associated with other
   real estate owned, net of payments
   received                                                                                  (42)         (87)
  Proceeds from sales of other real estate owned                                           1,267        2,896
                                                                                        --------     --------
     Net cash used by investing activities                                              (120,189)     (29,134)
                                                                                        --------     --------
Cash flows from financing activities:
  Net increase in deposits                                                                53,197       42,461
  Additions to Federal Home Loan Bank advances                                            71,006       (3,562)
  Increase in mortgagors' escrow payments                                                    147          190
  Increase in repurchase agreements                                                          972            -
  Additions to treasury stock                                                             (4,081)           -
  Net proceeds from common stock issued pursuant
   to stock options exercised                                                                287           37
  ESOP transactions                                                                         (108)        (107)
  Cash dividend paid on common stock                                                      (1,837)      (1,672)
                                                                                        --------     --------
        Net cash provided by financing activities                                        119,583       37,347
                                                                                        --------     --------
Net increase in cash and cash equivalents                                                  5,087       13,366

Cash and cash equivalents at beginning of period                                          18,162       13,645
                                                                                        --------     --------
Cash and cash equivalents at end of period                                               $23,249      $27,011
                                                                                        ========     ========
Supplemental disclosures of cash flow information:
  Interest paid on deposits                                                              $19,590      $15,477
  Interest paid on borrowed funds                                                         10,766        7,738
  Income taxes paid, net of refunds                                                        3,432        3,472

Supplemental disclosures of non-cash transactions:
  Transfers to foreclosed real estate                                                      1,006        1,108
  Loans granted on sale of foreclosed real estate                                            857          284
  Securitization of loans to mortgage-backed investments                                   2,326            -
   (classified as available for sale)


The accompanying notes are an integral part of the consolidated financial statements

            AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996

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

        Affiliated Community Bancorp, Inc. was incorporated on April 13, 1995 for the purpose of effecting the affiliation (the "Affiliation") of Lexington and Main Street Community Bancorp, Inc. ("Main Street") including Main Street's wholly-owned subsidiary, Federal, pursuant to the Affiliation Agreement and Plan of Reorganization dated March 14,
1995 between Lexington and Main Street. The Affiliation was consummated on October 18, 1995 and was treated as a pooling of interests for accounting purposes. As of such date, Lexington and Federal became wholly-owned subsidiaries of Affiliated and Affiliated issued 5,290,700 shares of its $.01 par value per share common stock. The operations of Affiliated consist of those of its two bank subsidiaries, Lexington and Federal. The information presented herein for 1996 and 1995 represents the financial condition and the results of the Company and its wholly-owned bank subsidiaries on a consolidated basis.

        Lexington is insured by the Bank Insurance Fund ("BIF") and Federal is insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

        Dividends declared per share for the three and nine month periods ended September 30, 1995 represent the combined historical dividends declared by Lexington and Main Street determined by dividing the sum of the total dividends declared by Lexington and Main Street by the sum of the outstanding shares of common stock of Lexington and Main Street to which the dividends declared apply.

3)      ALLOWANCE FOR POSSIBLE LOAN LOSSES

        The following is a summary of the allowance for possible loan losses for the three and nine month periods ended September 30, 1996 and 1995:

                                                                       Three Months Ended            Nine Months Ended
                                                                           September 30                  September 30
                                                                       1996          1995            1996         1995
                                                                     ----------------------        ---------------------
                                                                         (In thousands)                (In thousands)

Balance at beginning of period                                       $7,240        $7,120          $7,127       $6,996
Provision for possible loan losses                                      135           100             405          300
Recoveries                                                               14             8             147           91
                                                                   --------      --------        --------     --------
                                                                      7,389         7,228           7,679        7,387

Loans charged-off                                                         3            98             293          257
                                                                   --------      --------        --------     --------
Balance at end of period                                             $7,386        $7,130          $7,386       $7,130
                                                                   ========      ========        ========     ========


        The Company's allowance for possible loan losses is established and maintained through a provision for possible loan losses. Charges to the provision for possible loan losses are based on management's evaluation of numerous factors, including the risk characteristics of the Company's loan portfolio generally, the portfolio's historical experience, the level of non-accruing loans, current economic conditions, collateral values, and trends in loan delinquencies and charge-offs. Although management believes it uses the best information available to make determinations with respect to the Company's allowance for possible loan losses, loan losses may ultimately vary significantly from current estimates and future adjustments may be necessary if economic conditions differ substantially from the assumed economic conditions used in making the initial determination or if other circumstances change.

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

        During the nine months ended September 30, 1996 and 1995, the average recorded investment in impaired loans was $3,536,000 and $3,013,000 respectively, and the income recognized on related impaired loans was $134,000 and $120,000, respectively. At September 30, 1996 and December 31, 1995, the Company classified $4,152,000 and $2,693,000, respectively, of its loans as impaired. Of the $4,152,000 in impaired loans at September 30, 1996, $4,042,000 has been measured under the fair value of collateral method and $110,000 has been measured under the present value of the expected cash flows method. At September 30, 1996 impaired loans totaling $3,076,000, had a related valuation reserve of $779,000.


4)      IMPACT OF NEW ACCOUNTING STANDARDS

        In September 1995, the FASB issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. The Company adopted this new statement on January 1, 1996, and such adoption did not have a significant impact on its results of operations or financial condition.

        In May 1995, FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 122 requires entities that engage in mortgage banking activities to recognize as separate assets rights to service mortgage loans for others acquired through either the purchase or origination of mortgage loans and sale or securitization of those loans with servicing retained. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The Company adopted this new statement on January 1, 1996, and such adoption did not have a significant impact on the Company's results of operations or financial condition.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996

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

        This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.
Important factors that might cause such a difference include general economic conditions, particularly the real estate market, in the Company's primary market area, potential increases in the Company's non-performing assets (as well as increases in the allowance for possible loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation and supervision, including increased deposit insurance premiums, or capital or reserve requirements, changes in interest rates and increased competition in the Company's market area.

Changes in Financial Condition from December 31, 1995

        Total assets at September 30, 1996 amounted to $1.005 billion as compared to $878.5 million at December 31, 1995, reflecting an increase of $126.5 million or 14.40%. The increase in the Company's assets is attributed to growth in loans and additional purchases of investment securities for the available for sale portfolio.

        Investments: Investment securities designated as available for sale amounted to $155.8 million at September 30, 1996 versus $114.8 million at December 31, 1995. The increase of $41.0 million for the current year represents additional purchases of government agency securities and high quality preferred stocks that were added to the Company's portfolio during the nine month period of 1996. Total marketable equity securities at September 30, 1996 amounted to $20.0 million as compared to $3.4 million at December 31, 1995. There were no sales of investment securities during the nine month period of 1996.

        The carrying value of investment securities at September 30, 1996 is presented in the following table:

                                                Available      Held to
                                                For Sale       Maturity
                                               -----------    ----------
                                                    (In thousands)

     Government securities                     $ 80,547        $ 35,556
     Corporate bonds                              3,047           3,005
     Mortgage-backed and asset-backed
      securities                                 44,087         123,537
     Mortgage-backed derivatives                  8,181          13,840
     Marketable equity securities                19,983               -
                                              ---------       ---------
                                               $155,845        $175,938
                                              =========       =========


        The mortgage-backed derivatives portfolio consisted of planned amortization classes (PAC's), targeted amortization classes (TAC's), sequential payment classes (SEQ's), scheduled amortization classes (SCH's) and accretion directed classes (AD's). The balance at September 30, 1996 had an average life of 2.44 years with 32.4% in monthly adjusting securities and the remaining 67.6% in fixed rate securities.

        Loans: Gross loans outstanding, excluding loans held for sale, at September 30, 1996 amounted to $619.5 million versus $542.8 million at December 31, 1995. The increase of $76.7 million or 14.1% was primarily attributed to growth in residential real estate loans, commercial real estate loans and small business commercial loans. The gross balances of loans outstanding at September 30, 1996 and December 31, 1995 are shown in the following table:

                                              September 30,       December 31,
                                                  1996                1995
                                              -------------      --------------
                                                        (In thousands)
     Real estate:
        1-4 family                             $408,720             $367,867
        Commercial and construction             161,684              129,134
     Commercial                                  32,027               28,636
     Equity lines of credit and other            18,819               19,051
      Less:  net  deferred  loan  fees           (1,762)              (1,882)
                                               --------             --------
                                               $619,488             $542,806
                                               ========             ========


        At September 30, 1996 loans delinquent 60 days or more amounted to $5,039,000 and represented .81% of total loans outstanding. The comparable amounts at December 31, 1995 were $5,764,000 or 1.06%.

        The following table sets forth information regarding non-accrual loans, troubled debt restructurings, other real estate owned and other assets:


                                              September 30,       December 31,
                                                  1996                1995
                                              -------------      --------------
                                                   (Dollars in thousands)

     Non-accrual loans                        $5,108                  $5,402
     Troubled debt restructurings, accruing       --                     199
                                             -------                 -------
        Total non-performing loans             5,108                   5,601

     Other real estate owned, net                979                   1,201
     Other assets                                100                     200
                                             -------                 -------
        Total non-performing assets           $6,187                  $7,002
                                             =======                 =======
     Loans past due 90 days or more and
        still accruing                        $    -                  $    -
                                             =======                 =======
     Non-performing loans as a percent of
        total loans                                 .82%                   1.03%

     Non-performing assets as a percent of
        total assets                                .62%                    .80%

     Allowance for possible loan losses as
        a percent of non-performing loans        144.60%                 127.25%

     Allowance for possible loan losses as
        a percent of total loans                   1.19%                   1.31%
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

        The following table summarizes the Company's deposit liabilities at September 30, 1996 and December 31, 1995:

                                              September 30,       December 31,
                                                  1996                1995
                                              -------------      --------------
                                                       (In thousands)

     Demand                                    $ 39,850             $ 33,680
     NOW                                         48,307               50,487
     Regular savings                            121,597              119,995
     Money market                                65,530               61,219
                                              ---------            ---------
        Total non-certificate accounts          275,284              265,381
                                              ---------            ---------
     Certificates less than $100,000            294,438              276,512
      Certificates of $100,000 and over          67,307               41,939
                                              ---------            ---------
        Total certificate accounts              361,745              318,451
                                              ---------            ---------
        Total deposits                         $637,029             $583,832
                                              =========            =========


        At September 30, 1996 and December 31, 1995, brokered certificates of deposits amounted to $31.1 million and $10.9 million, respectively.
Brokered certificates of deposits at September 30, 1996 include $15.0 million in Depository Trust Company ("DTC") certificates.

        Borrowings from the Federal Home Loan Bank ("FHLB") amounted to $257.8 million at September 30, 1996 versus $186.8 million at December 31, 1995 as a result of continued leveraging of the Company's strong capital position. The additional borrowings funded loans and government agency securities that were added to the balance sheet.

        During the first quarter of 1996, the Company instituted and completed a stock repurchase program under which 238,000 shares or 4.5% of its common stock was purchased in open market transactions. At September 30, 1996 total shares outstanding, excluding 238,000 shares of treasury stock, were 5,094,666 as compared to 5,296,700 at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are dividends from subsidiaries, and maturities, repayments and interest on investments. The Company may use its liquidity to pay cash dividends to stockholders, fund operating expenses and pay taxes. On October 17, 1996 the Company declared a regular quarterly dividend of $0.15 per share payable on November 15, 1996 to stockholders of record on October 31, 1996. This fourth quarter dividend represented a 25% increase over the $0.12 per share paid in recent periods.

        The primary sources of funds for the Company's bank subsidiaries are deposits, FHLB borrowings, principal and interest payments on loans, mortgage-backed and mortgaged-backed derivative securities, and maturities of investment securities. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by economic conditions, interest rate levels, and regulatory changes. The earning asset growth of $124.8 million for the nine month period ended September
30, 1996 was funded by a net gain in deposits of $53.2 million, primarily from term certificates and additional advances from the FHLB amounting to $71.0 million.

        The Company's bank subsidiaries, as members of the FHLB, have overnight lines of credit of approximately $24.8 million and an overall borrowing capacity of approximately $594.1 million from the FHLB. At September 30, 1996 outstanding borrowings were $257.8 million under these facilities.
Any borrowings must be collateralized by a combination of investment securities and certain first mortgage loans. In addition, the subsidiaries have the ability to enter into repurchase agreements, with an aggregate credit line of $150.0 million, with various brokers.

        At September 30, 1996, the Company had outstanding commitments of $92.0 million to originate loans and advance funds. As of that date, the Company had commitments to sell loans of $476,000. The Company believes that it will have sufficient funds available to meet all of its commitments as a result of the liquidity inherent in its balance sheet, combined with its available borrowing capacity through the FHLB.

        The Company's bank subsidiaries are subject to certain capital standards prescribed by regulations. The following tables show the subsidiaries regulatory capital ratios as they compare to the minimum guidelines at September 30, 1996:

                                                             Affiliated
                                 The Federal    Lexington    Community      Minimum
                                 Savings Bank  Savings Bank  Bancorp, Inc.  Requirements
Risk-based ratios:

    Tier 1 capital               18.95%        14.32%        18.29%          4.00%
    Total capital                20.20         15.23         19.54           8.00
Tangible capital                  9.34         N/A           N/A             1.50
Core capital                      9.34         N/A           N/A             3.00
Tier 1 leverage capital          N/A            8.59          9.84           4.00


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

        GENERAL OPERATING RESULTS.   Net income for the three months ended
September 30, 1996 was $1,302,000 or $0.24 per share, compared to net income of $1,893,000 or $0.35 per share in the corresponding quarter of 1995, a decrease of $591,000 or 31.2%. This net income is after a pre-tax charge of $2,121,000 ($1,236,000 after tax or $.24 per share) for recapitalization of the Savings Association Insurance Fund (SAIF) of the FDIC.

        One of Affiliated's bank subsidiaries, Federal, is insured by the SAIF. As a result of the enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (EGRPRA) on September 30, 1996, the FDIC was required to impose a special one-time assessment on the SAIF-insured deposits of each depository institution in an amount sufficient to recapitalize the SAIF to 1.25% of total insured deposits. The FDIC determined that a special assessment of 0.657% of the SAIF-assessable deposits as of March 31, 1995 was required. The resulting one time charge to Federal, and thus Affiliated, was $2,121,000 as noted above.

        Under the terms of opinion D-47 issued by the FASB's Emerging Issues Task Force on November 15, 1995, this charge must be reported as an expense in the quarter in which the legislation was enacted and cannot be reported as an extraordinary item. Under the provisions of EGRPRA, it is a tax deductible expense.

        Excluding the cost of SAIF recapitalization, Affiliated would have reported fully diluted net income for the third quarter of 1996 of $2,538,000 or $.48 per share versus $1,893,000 or $.35 per share for the same period in 1995. Those third quarter results would have represented a 37% increase in earnings per share. Net interest income continued on a positive trend with only a modest increase in normal operating expenses.
As a result of higher levels of interest earning assets, net interest income increased by $1,019,000 or 14.6% in the third quarter of 1996 versus the same period of 1995.

        The following table sets forth the Company's average balances and net interest income components for the three months ended September 30, 1996 and 1995. It includes (i) the average balance sheet for the period, based on daily average balances; (ii) the total amount of interest earned or paid on the various categories of interest-earning assets and interest-bearing liabilities; and (iii) the resulting weighted average yields and costs.
Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. In additional, the table reflects the Company's interest rate spreads and net yields on earning assets. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered "adjustments to yield."

                                                                Three Months Ended September 30,
                                        ------------------------------------------------------------------------------
                                                        1996                                    1995
                                        -------------------------------------    -------------------------------------
                                                                    (Dollars in thousands)
                                                      Interest       Average                    Interest       Average
                                        Average       Income/        Yield/       Average       Income/        Yield/
                                        Balance       Expense        Rate         Balance       Expense        Rate
                                        -------       --------      --------      -------       --------       -------
      ASSETS
Interest-earning assets:
 Loans                                  $604,714       $12,498        8.27%       $508,387       $10,711         8.43%
                                        --------      --------      ------        --------      --------       ------
 Investments:
   Investment and mortgage-backed
    securities held-to-maturity          178,308         2,861        6.42%        196,832         3,177         6.46%
   Investment and mortgage-backed
    securities available for sale        156,885         2,622        6.69%         76,987         1,200         6.23%
   Federal Home Loan Bank stock           13,492           221        6.55%          9,806           167         6.81%
   Federal funds sold                      6,132            78        5.09%         12,136           188         6.20%
                                        --------      --------      ------        --------      --------       ------
     Total investments                   354,817         5,782        6.52%        295,761         4,732         6.40%
                                        --------      --------      ------        --------      --------       ------
     Total interest-earning assets       959,531        18,280        7.62%        804,148        15,443         7.68%
                                        --------      --------      ------        --------      --------       ------
Noninterest earning assets                32,249                                    35,046
Allowance for possible loan losses        (7,288)                                   (7,156)
                                        --------                                  --------
     Total assets                       $984,492                                  $832,038
                                        ========                                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Regular savings, NOW and money
   market accounts                      $236,024        $1,547        2.62%       $233,373        $1,551         2.66%
  Certificate accounts                   349,341         5,030        5.76%        300,683         4,459         5.93%
  Borrowings                             255,213         3,724        5.84%        160,481         2,473         6.16%
                                        --------      --------      ------        --------      --------       ------
     Total interest-bearing liabilities  840,578        10,301        4.90%        694,537         8,483         4.89%
                                        --------      --------      ------        --------      --------       ------
Noninterest-bearing liabilities:
  Demand deposits                         37,771                                    30,947
  Other                                    8,352                                     8,446
                                        --------                                  --------
     Total liabilities                   886,701                                   733,930
                                        --------                                  --------

Stockholders' equity                      97,791                                    98,108
                                        --------                                  --------
     Total liabilities and
      stockholders' equity              $984,492                                  $832,038
                                        ========                                  ========
Net interest income                                    $7,979                                     $6,960
                                                       ======                                     ======
Interest rate spread                                                  2.72%                                      2.79%
                                                                      ====                                       ====
Net yield on earning assets                                           3.33%                                      3.46%
                                                                      ====                                       ====

        INTEREST INCOME. Total interest and dividend income increased from $15.4 million in the third quarter of 1995 to $18.3 million in the same period of 1996, an increase of 18.4%. The additional income is due mostly to the higher volume of investments and loans. The yield on average earning assets decreased from 7.68% in the third quarter of 1995 to 7.62% in the same period of 1996 due to a lower yield on the company's loan portfolio. Average loans outstanding in the current quarter amounted to $604.7 million and produced an average yield of 8.27%, as compared to a 1995 average volume of $508.4 million with an average yield of 8.43%. The average balance of all investment categories amounted to $354.8 million in the third quarter of 1996 with an average yield of 6.52% compared to $295.8 million and 6.40%, respectively, in the comparable quarter of 1995.

        INTEREST EXPENSE. Interest expense in the third quarter of 1996 amounted to $10.3 million, up $1.8 million or 21.2% from $8.5 million in the same quarter of 1995. The main contributing factors to this increase were higher volumes in certificates of deposits and borrowed funds. The average rate paid on total interest bearing deposits decreased fractionally from 4.50% in the third quarter of 1995 to 4.49% in the comparable period of 1996. Average interest bearing deposit volume increased from $534.1 million in the 1995 period to $585.4 million in the third quarter of 1996, up $51.3 million or 9.6%. Average certificates increased $48.7 million or 16.2% in 1996 from the comparable 1995 quarter. The Company had average borrowings of $255.2 million for the three months ended to September 30, 1996, with a related interest expense of $3.7 million, compared to $160.5 million and $2.5 million, respectively, for the third quarter of 1995, although the average rate paid on such borrowings decreased from 6.16% to 5.84%.

        The following table illustrates the extent to which changes in interest rates and changes in the volumes of interest-earning assets and interest-bearing liabilities affected the components of the Company's interest income and interest expense during the period. For each interest related-asset and liability category, information is provided with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) change attributable to changes in interest rates (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of both volume and rates have been allocated proportionately to the change due to volume and the change due to rates.

                                                  Three Months Ended September 30,
                                                      1996 Compared with 1995
                                                         Increase (Decrease)
                                                          Due to Change in:

                                               Average          Average
                                               Volume            Rate           Total
                                              ---------        ---------       -------
                                                        (Dollars in thousands)
Interest Income:
 Loans                                         $1,987           ($200)          $1,787
 Investments:
   Investment and mortgage-backed
     securities held-to-maturity                 (297)            (19)            (316)
   Investment and mortgage-backed
     securities available-for-sale              1,329              93            1,422
   Federal Home Loan Bank stock                    60              (6)              54
   Federal funds sold                             (81)            (29)            (110)
                                             --------        --------         --------
   Total interest income                        2,998            (161)           2,837
                                             --------        --------         --------
Interest Expense:

 Regular savings, NOW and money
   market accounts                                 19             (23)              (4)
 Certificate accounts                             696            (125)             571
                                             --------        --------         --------
   Total deposits                                 715            (148)             567

 Borrowed funds                                 1,375            (124)           1,251
                                             --------        --------         --------
   Total interest expense                       2,090            (272)           1,818
                                             --------        --------         --------
Change in net interest income                  $  908           $ 111           $1,019
                                             ========        ========         ========


        The increase in 1996 third quarter net interest income was primarily attributed to volume increases in loans and in investment and mortgage-backed securities designated as available for sale. Volume increases in certificates of deposits and borrowed funds partially offset the favorable benefit of volume increase in earning assets.

        PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the third quarter of 1996 amounted to $135,000 versus $100,000 for the third quarter of 1995. At September 30, 1996, the Company's allowance for possible loan losses amounted to $7.4 million which represented 145% of non-performing loans at that date. The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans, in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is a forward-looking estimate and ultimate losses may vary from current estimates and future additions to the allowance may be necessary. As adjustments become necessary, they are reported in the results of operations for the periods in which they become known. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Although no assurance can be given, management believes that the September 30, 1996 level of the allowance is adequate to provide for known and reasonably anticipated loan losses inherent in the portfolio at that date.

        NONINTEREST INCOME. For the third quarter of 1996, total noninterest income amounted to $404,000, a decrease of $50,000 or 11.0% from $454,000 in the third quarter of 1995. Customer service and other fees decreased by $67,000 or 17.7% in the third quarter from the same period in 1995.
Customer service and other fees for the 1995 third quarter includes late charges of $50,000 which were classified as interest income for the third quarter of 1996. Loan servicing fees amounted to $63,000 this quarter, compared to $87,000 in the third quarter of 1995 reflecting amortization of servicing rights on loans originated and sold and a reduction in volume. The Company had gains on loan sales of $29,000 in the third quarter of 1996, as compared to losses of $12,000 in the same quarter of 1995.

        NONINTEREST EXPENSES. Total noninterest expenses increased by $2.3 million or 55.8% in the third quarter of 1996 to $6.4 million, compared to $4.1 million in the corresponding quarter of 1995. The significant components of the change in expenses include a $2.1 million increase in federal deposit insurance premiums for recapitalization of the SAIF, as previously mentioned, a $209,000 or 10.2% increase in compensation and benefits, a $81,000 or 17.2% increase in occupancy and equipment costs, and a decrease in professional services of $89,000 or 34.5%.

        The increase in federal deposit insurance premiums for the third quarter reflects the 1996 one time charge of the FDIC to fund the SAIF, Federal's deposit insurer. The increase in compensation and benefits costs was caused by staff additions, normal salary increases, and increased costs associated with the Company's 401(k), ESOP and profit sharing plans. Occupancy expenses increased as a result of higher rental costs, maintenance of facilities, and depreciation expense. Professional fees declined as a results of cost savings in the areas of consulting, legal, and accounting services.

        PROVISIONS FOR INCOME TAXES. The provision for income taxes was $579,000 for the third quarter of 1996, compared to $1.3 million for the corresponding quarter in 1995. The combined effective tax rate for the three months ended September 30, 1996 was 30.8% versus 41.4% for the same period in 1995. The lower effective rate in 1996 reflects a lower state tax rate applicable to certain subsidiaries of the Company's bank subsidiaries and an increase in dividend income from preferred stocks. At September 30, 1996, the net deferred income tax asset amounted to $4.4 million. The primary sources of recovery of the deferred income tax asset are taxes paid, which are available for carry back, from 1995, 1994, and 1993, and the expectation that the deductible temporary differences will reverse during periods when the Company generates taxable income.

        The Small Business Job Protection Act of 1996 repealed Section 593 of the Internal Revenue Code relating to the method used by thrift institutions to calculate bad debt deduction for federal income tax purposes. While both bank subsidiaries of Affiliated were covered by this Section, it has been determined that its repeal has no material impact on their financial results and thus those of Affiliated.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

   GENERAL OPERATING RESULTS.  Net income for the nine months ended
September 30, 1996 was $5,824,000 or $1.12 per share, compared to net income of $5,572,000 or $1.05 per share in the corresponding period of 1995, an increase of $252,000 or 4.5%. Excluding the cost of the previously noted SAIF recapitalization, Affiliated would have reported net income for the first nine months of 1996 of $7,060,000 or $1.36 per share, fully diluted. Such results would have represented a 30% increase in earnings per share when compared to net income for the first nine months of 1995.
The growth in earnings per share also reflects the effect of the 238,000 share (4.5%) stock buyback program announced in January, 1996 and completed in February. The current year results also reflects a higher level of net interest income with only a modest increase in normal operating expenses.
As a result of increased levels of interest earning assets, net interest income increased by $2,407,000 or 11.7% in the nine month period of 1996 versus the same period of 1995. Noninterest expense, excluding the SAIF recapitalization, increased by $465,000 or 3.8% in the nine month period of 1996 compared to the nine month period of 1995. A significant portion of this $465,000 expense increase resulted from a net cost of $164,000 for other real estate owned expenses for the nine months of 1996, versus a net gain of $71,000 for the comparable period of 1995.

        The following table sets forth the Company's average balances and net interest income components for the nine months ended September 30, 1996 and 1995. It includes (i) the average balance sheet for the period, based on daily average balances; (ii) the total amount of interest earned or paid on the various categories of interest-earning assets and interest-bearing liabilities; and (iii) the resulting weighted average yields and costs.
Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. In addition, the table reflects the Company's interest rate spreads and net yields on earning assets. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered "adjustments to yield."

                                                                 Nine Months Ended September 30,
                                        ------------------------------------------------------------------------------
                                                        1996                                    1995
                                        -------------------------------------    -------------------------------------
                                                                    (Dollars in thousands)
                                                      Interest       Average                    Interest       Average
                                        Average       Income/        Yield/       Average       Income/        Yield/
                                        Balance       Expense        Rate         Balance       Expense        Rate
                                        -------       --------      --------      -------       --------       -------
      ASSETS
Interest-earning assets:
 Loans                                  $577,091       $35,586       8.22%        $493,247       $30,750        8.31%
                                        --------      --------      ------        --------      --------       ------
 Investments:
   Investment and mortgage-backed
    securities held-to-maturity          177,638         8,623       6.47%         205,927         9,838        6.37%
   Investment and mortgage-backed
    securities available for sale        150,014         7,400       6.58%          73,306         3,339        6.07%
   Federal Home Loan Bank stock           12,373           594       6.40%           9,806           655        8.91%
   Federal funds sold                      5,811           200       4.59%           7,799           348        5.95%
                                        --------      --------      ------        --------      --------       ------
     Total investments                   345,836        16,817       6.48%         296,838        14,180        6.37%
                                        --------      --------      ------        --------      --------       ------
     Total interest-earning assets       922,927        52,403       7.57%         790,085        44,930        7.58%
                                        --------      --------      ------        --------      --------       ------
Noninterest earning assets                32,840                                    32,642
Allowance for possible loan losses        (7,211)                                   (7,097)
                                        --------                                  --------
     Total assets                       $948,556                                  $815,630
                                        ========                                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Regular savings, NOW and money
     market accounts                    $235,064         4,600       2.61%        $237,776         4,687        2.63%
   Certificate accounts                  332,766        14,388       5.77%         279,798        11,968        5.70%
   Borrowings                            239,961        10,389       5.77%         165,326         7,656        6.17%
                                        --------      --------      ------        --------      --------       ------
     Total interest-bearing liabilities  807,791        29,377       4.85%         682,900        24,311        4.75%
                                        --------      --------      ------        --------      --------       ------
Noninterest-bearing liabilities:
   Demand deposits                        34,255                                    28,822
   Other                                   9,432                                     7,661
                                        --------                                  --------
     Total liabilities                   851,478                                   719,383
                                        --------                                  --------
Stockholders' equity                      97,078                                    96,247
                                        --------                                  --------
     Total liabilities and
       stockholders' equity             $948,556                                  $815,630
                                        ========                                  ========
Net interest income                                    $23,026                                   $20,619
                                                      ========                                  ========
Interest rate spread                                                 2.72%                                      2.83%
                                                                    ======                                      =====
Net yield on earning assets                                          3.33%                                      3.48%
                                                                    ======                                      =====


        INTEREST INCOME. Total interest income increased from $44.9 million in the nine month period of 1995 to $52.4 million in the same period of 1996, an increase of 16.6%. The higher level of interest income is chiefly due to an increased volume of loans and investments available for sale. The yield on average earning assets was 7.58% in the nine month period of 1995 and 7.57% in the same period of 1996. Average loans outstanding in the current period amounted to $577.1 million and produced an average yield of 8.22%, as compared to a 1995 average volume of $493.2 million with an average yield of 8.31%. The average balance of all investment categories amounted to $345.8 million in the nine month period of 1996 with an average yield of 6.48% compared to $296.8 million and 6.37%, respectively, in the comparable period of 1995.

        INTEREST EXPENSE. Interest expense in the nine month period of 1996 amounted to $29.4 million, up $5.1 million or 21.0% from $24.3 million in 1995. The significant factors to this increase were higher volumes in certificate accounts and borrowed funds. The average rate paid on deposits increased from 4.29% for the nine month period of 1995 to 4.46% for the comparable period in 1996. Average interest bearing deposit volume increased to $567.8 million in the nine month period of 1996, up $50.2 million or 9.7% from 1995. Average certificates increased by $53.0 million or 18.9% in 1996 from the comparable 1995 period. The Company had average borrowings of $240.0 million for the nine months ended September 30, 1996, with a related interest expense of $10.4 million, compared to $165.3 million and $7.7 million, respectively, for the nine month period of 1995, although the average rate paid on such borrowings decreased from 6.17% to 5.77%.

        The following table illustrates the extent to which changes in interest rates and changes in the volumes of interest-earnings assets and interest-bearing liabilities affected the components of the Company's interest income and interest expense during the periods indicated. For each interest related-asset and liability category, information is provided with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in interest rates (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of both volume and rates have been allocated proportionately to the change due to volume and the change due to rates.

                                                   Nine Months Ended September 30,
                                                      1996 Compared with 1995
                                                        Increase (Decrease)
                                                         Due to Change in:

                                               Average          Average
                                               Volume            Rate           Total
                                              ---------        ---------       -------
                                                        (Dollars in thousands)
Interest Income:
 Loans                                         $5,166           ($330)          $4,836
 Investments:
   Investment and mortgage-backed
     securities held-to-maturity               (1,376)            161           (1,215)
   Investment and mortgage-backed
     securities available-for-sale              3,763             298            4,061
   Federal Home Loan Bank stock                   819            (880)             (61)
   Federal funds sold                             (78)            (70)            (148)
                                             --------        --------         --------
   Total interest income                        8,294            (821)           7,473
                                             --------        --------         --------
Interest Expense:

 Regular savings, NOW and money
   market accounts                                (53)            (34)             (87)
 Certificate accounts                           2,290             130            2,420
                                             --------        --------         --------
   Total deposits                               2,237              96            2,333

 Borrowed funds                                 3,193            (460)           2,733
                                             --------        --------         --------
   Total interest expense                       5,430            (364)           5,066
                                             --------        --------         --------
Change in net interest income                  $2,864           ($457)          $2,407
                                             ========        ========         ========


        The increase in 1996 year-to-date net interest income was primarily attributed to volume increases in loans and volume and rate increases in investment and mortgage-backed securities designated as available for sale. Volume increases in certificates of deposits and borrowed funds tended to offset the favorable benefit of volume increases in earning assets.

        PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the nine month period of 1996 amounted to $405,000 versus $300,000 for the nine month period of 1995.

        NONINTEREST INCOME. For the nine month period of 1996, total non-interest income amounted to $1,259,000 down $64,000 or 4.8% from the nine month period of 1995. Customer service and other fees were down $97,000 or 9.3% in the nine month period from the same period in 1995 due to decreases in penalties on early withdrawals, commissions, and certain prior period loan fee income which is being reported in interest income for the current period. Loan servicing fees amounted to $225,000 this period, compared to $238,000 reported in the nine month period of 1995. The Company had gains on loan sales of $86,000 in the nine month period of 1996, compared to gains of $7,000 in the same period of 1995. Sales of investments produced gains of $33,000 in the nine month period of 1995, compared to no gain or loss during the 1996 period.

        NONINTEREST EXPENSES.   Total noninterest expense increased by $2.6
million or 21.3% in the nine month period of 1996 to $14.8 million, compared to $12.2 million in the corresponding period of 1995. The significant components of the change in expense include a $2,121,000 increase in Federal's federal deposit insurance premiums for recapitalization of SAIF as previously mentioned, a $236,000 decrease in Lexington's BIF federal deposit insurance premiums, a $460,000 or 7.3% increase in compensation and benefits, a $148,000 or 10.5% increase in occupancy and equipment costs, a decrease in professional services of $172,000 or 24.2%, an increase in other real estate owned expense of $235,000 and a $70,000 or 19.2% increase in marketing and promotion costs.

        The increase in compensation and benefits costs were caused by staff additions, normal salary increases, and increased costs associated with the Company's 401(k), ESOP and profit sharing plans. Occupancy expenses increased as a result of higher rental costs, maintenance of facilities, and depreciation expense. Professional fees declined as a result of cost savings in the areas of consulting, legal, and accounting services. Other real estate owned expense, a net of $164,000 in the nine month period of 1996, is the result of foreclosure activity. In 1995 there was a net credit of $71,000 in other real estate owned expenses reflecting gains on sales of foreclosed property.

        PROVISION FOR INCOME TAXES. The provision for income taxes was $3.3 million for the nine month period of 1996, compared to $3.9 million for the corresponding period in 1995. The combined effective tax rate for the nine months ended September 30, 1996 was 35.9% versus 41.0% for the same period in 1995. The lower effective rate in 1996 reflects a lower state tax rate applicable to certain subsidiaries of the Company's bank subsidiaries and an increase in dividend income from preferred stocks.

        The Small Business Job Protection Act of 1996 repealed Section 593 of the Internal Revenue Code relating to the method used by thrift insitutions to calculate bad debt deduction for federal income tax purposes. While both bank subsidiaries of Affiliated were covered by this Section, it has been determined that its repeal has no material impact on their financial results and thus those of Affiliated.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5.     Other Information.

        At a meeting of the Board of Directors held on October 17, 1996, the payment of a cash dividend was declared, providing for payment of $0.15 per share on November 15, 1996 to holders of record on October 31, 1996.

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

                                  AFFILIATED COMMUNITY BANCORP, INC.
                                  (Registrant)



Date: November 13, 1996            By:  /s/ Timothy J. Hansberry
                                        TIMOTHY J. HANSBERRY
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                   By:  /s/ John G. Fallon
                                        JOHN G. FALLON
                                        EXECUTIVE VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER

    AFFILIATED COMMUNITY BANCORP, INC.     EXHIBIT 11.0
 COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  Three Months Ended                    Nine Months Ended
                                     September 30                           September 30
                                1996              1995               1996              1995
                                ----------------------               ----------------------

PRIMARY:
Weighted average shares         5,086,311          5,290,227         5,100,964          5,288,200

ESOP shares not released
 or committed to be released      (60,676)           (71,429)          (64,234)           (77,381)
                                ---------          ---------          ---------          ---------
                                5,025,635          5,218,798          5,036,730          5,210,819

Common stock equivalents:
 Stock options                    142,224            120,812            123,333            107,691
                                ---------          ---------          ---------          ---------
Primary weighted average
 shares                         5,167,859          5,339,610          5,160,063           5,318,510
                                =========          =========          =========           =========
Net income                         $1,302             $1,893             $5,824              $5,572
                                =========          =========          =========           =========
Earnings per share                     $0.25              $0.35              $1.13                $1.05
                                ============       ============       ============        ============

FULLY DILUTED:

Weighted average shares         5,086,311          5,290,227          5,100,964           5,288,200

ESOP shares not released or
 committed to be released         (60,676)           (71,429)           (64,234)            (77,381)
                                ---------          ---------          ---------           ---------
                                5,025,635          5,218,798          5,036,730           5,210,819

Common stock equivalents:
 Stock options                    160,351            124,443            160,129             119,081
                                ---------          ---------          ---------           ---------
Fully diluted weighted
 average shares                 5,185,986          5,343,241          5,196,859           5,329,900
                                =========          =========          =========           =========
Net income                         $1,302             $1,893             $5,824              $5,572
                                =========          =========          =========           =========
Earnings per share                     $0.24              $0.35              $1.12               $1.05
                                ============       ============       ============        ============