Form 10-K405
period 1996-12-31
AFFILIATED COMMUNITY BANCORP INC
filed 1997-03-20
CIK 947038

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 0-27014

                               ----------------

                      AFFILIATED COMMUNITY BANCORP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                           04-3277217
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)



           716 MAIN STREET,
        WALTHAM, MASSACHUSETTS                      02254-9035
    (ADDRESS OF PRINCIPAL EXECUTIVE                 (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 894-6810
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market on March 3, 1997, was approximately $125,620,135.

  As of March 3, 1997 there were issued and outstanding 5,165,166 shares of the registrant's Common Stock.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 23, 1997 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Affiliated Community Bancorp, Inc. ("Affiliated" or the "Company") was incorporated as a Massachusetts business corporation on April 13, 1995 for the purpose of effecting the affiliation (the "Affiliation") of Lexington Savings Bank ("Lexington") with Main Street Community Bancorp, Inc. ("Main Street") and Main Street's wholly-owned subsidiary, The Federal Savings Bank ("Federal"), pursuant to the Affiliation Agreement and Plan of Reorganization dated March 14, 1995 between Lexington and Main Street. The Affiliation was consummated on October 18, 1995 and was treated as a pooling of interests for accounting purposes. As of such date, Lexington and Federal became wholly-owned subsidiaries of Affiliated and Affiliated issued 5,290,700 shares of its $.01 par value per share common stock. The operations of Affiliated consist of those of its two bank subsidiaries, Lexington and Federal.

  Main Street was a Massachusetts business corporation formed at the direction of Federal on September 1, 1993. On December 28, 1993 (i) Federal converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, (ii) Federal issued all of its outstanding capital stock to Main Street, and (iii) Main Street consummated its initial public offering of common stock, par value $.01 per share, by selling 2,907,200 shares to Federal's Employee Stock Ownership Plan ("ESOP") and to certain of Federal's eligible account holders who had subscribed for such shares (collectively, the "Conversion").

  As a result of the Conversion, Federal became a wholly-owned subsidiary of Main Street. Main Street was merged into Affiliated and ceased operations on October 18, 1995 as a part of the Affiliation.

  Federal was founded as the Waltham Co-operative Savings Fund and Loan Association in 1880, and by 1890 was known as the Waltham Co-operative Bank. Federal acquired the Watch City Co-operative Bank by merger in 1935. In 1937, Federal was granted a federal charter by the U.S. government as a mutual savings association under the name Waltham Federal Savings and Loan Association. In 1984, Federal amended its charter to the form of a federally chartered mutual savings bank and changed its name to The Federal Savings Bank. Federal's primary federal regulator is the Office of Thrift Supervision of the Department of the Treasury ("OTS"). Federal's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). Federal has also been a member of the Federal Home Loan Bank ("FHLB") system since 1937.

  Federal has two wholly-owned service corporation subsidiaries and two wholly owned operating subsidiaries. Main Street Building Corporation ("MSBC") holds, operates, manages and disposes of real estate acquired through foreclosure. Main Street Investment Corporation ("MSIC") offered discount brokerage service through an arrangement with Liberty Securities Corporation, an unaffiliated broker-dealer ("Liberty") pursuant to which Liberty offered mutual funds, annuity products and discount brokerage services at Federal's four banking offices located in Waltham, North Waltham, Concord and Weston, under a sublease arrangement with MSIC. MSIC is currently inactive. In February 1996, the Federal formed TFSB Securities Corp I and TFSB Securities Corp II, the operating subsidiaries, for the sole purpose of buying, holding, and selling securities. These two corporations are subject to a lower Massachusetts tax rate (1.32%) versus a bank tax rate of 11.72% for 1996. No "operational" or "banking" activities took place in these subsidiaries.

  Lexington was incorporated on March 11, 1871, and opened for business June 3, 1871. On May 1, 1976, Lexington opened its first branch office at 421 Lowell Street which was the first full-service banking facility in the Countryside section of Lexington. In 1988, Lexington opened new offices for lending at 57 Bedford Street in Lexington. In 1993, Lexington opened full-service banking offices in the town of Bedford, and Brookhaven at Lexington, a continuing care retirement community in Lexington and in September, 1994, an office at Lexington High School. On December 23, 1993, Lexington acquired Suburban National Corporation of Arlington which resulted in two offices in Arlington as well as one office each in the town of Burlington and the city of Woburn.

At the time of acquisition, Suburban had total assets of $37 million. Subsequently, on January 31, 1996, Lexington closed its Woburn branch office at the expiration of its lease and its Lexington High School branch in August 1996. At December 31, 1996, Lexington had seven banking offices, one of which operated on a limited hours basis. Lexington is regulated by the Massachusetts Commissioner of Banks. Lexington is a member of the FHLB system and its deposits are insured by the FDIC under the Bank Insurance Fund ("BIF").

  Lexington's subsidiaries include Lexington Financial Planning, Inc., which was incorporated in 1988 for the purpose of offering financial planning services to individuals and small businesses. Lexington also has three special purpose security corporation subsidiaries whose sole purpose is to buy, hold and sell securities on its own account. These corporations take advantage of a lower Massachusetts tax rate for a securities subsidiary versus a bank. No "operational" or "banking" activities take place in the subsidiaries. These three subsidiaries, Lexington Securities Corporation, Mass. Ave. Securities Corporation, and Minuteman Investment Corporation, were all organized in 1993.

  On December 17, 1996, Affiliated signed a definitive agreement to provide the initial capitalization for Middlesex Bank and Trust Company (in organization) ("Middlesex"). Middlesex is a de novo bank that will be located in the City of Newton, Massachusetts. The transaction is subject to the necessary regulatory approvals. Newton, a major Middlesex County community, has a population of approximately 82,000 with 29,000 households, and a $60,000 median household income. An estimated 3,500 businesses are located in the city. There are no commercial banks currently headquartered in Newton. Middlesex is anticipated to open for business in the second quarter of 1997.

  Affiliated's principal business, conducted through Federal and Lexington, consists of attracting deposits from the general public and investing those deposits, together with funds generated by operations, in one- to four-family residential mortgage loans, commercial real estate loans, construction loans, multi-family residential mortgage loans and commercial and industrial loans, and other loans. During the past three years, the Company has become an active lender to the small business community within its market area. In addition, the Company invests in securities issued by the U.S. government and agencies thereof, mortgage-backed and other types of asset-backed securities, corporate debt securities, and other investments permitted by federal laws and regulations. The Company's revenues are derived principally from interest on its loan portfolio and interest and dividends on its various investments. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities and FHLB borrowings, mainly from the Federal Home Loan Bank of Boston ("FHLBB"). Affiliated received approval from the Commonwealth of Massachusetts for security corporation status for the year ended December 31, 1995. In the financial information set forth herein, all material inter-company accounts and transactions have been eliminated in consolidation.

MARKET AREA AND COMPETITION

  The Company is a community-oriented bank holding company offering a variety of financial services to meet the needs of the communities it serves. The Company's deposit gathering and lending markets are primarily concentrated in the Middlesex county communities of Lexington and Waltham and surrounding communities. The Company's primary market area includes suburban cities and towns located west and north west of Boston. The Company's main office is headquartered in the center of Waltham, an industrial, commercial and residential city located approximately eight miles west of Boston with a population of approximately 58,000.

  The Company's market area has a high density of financial institutions, several of which are significantly larger and have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Boston area provides intense competition from commercial banks, credit unions, mortgage banking companies, mutual funds, insurance companies, diversified finance companies and other savings institutions. Competition is undergoing a significant change due to recent legislation, the increased number of bank and savings institution mergers and acquisitions, changes in the products and services that banks, savings institutions and other entities can offer, and the involvement in nonbanking activities by bank holding companies. The ability of the Company to remain competitive will depend on how successfully it can respond to the rapidly evolving competitive, regulatory, technological and demographic changes affecting its operations. Competition in the Company's market area may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

  The Company's lending activities have been traditionally focused on the origination of first mortgage loans for the purchase, construction and refinancing of residential properties in its market area. In addition, the Company provides commercial real estate financing in its service area as well as home equity loans. The Company is active in the secondary mortgage market. Real estate loan originations during 1996 amounted to $194.9 million as compared to $139.5 million in 1995 and $151.6 million in 1994. Due to their pricing nature, adjustable rate loans originated were held in the loan portfolio, whereas fixed rate loan originations at times are sold into the secondary market. Loan sales into the secondary market amounted to $7.8 million in 1996 as compared to $14.7 million for 1995 and $24.6 million for 1994. The decrease in loan sales for 1996 reflects the continuing greater demand for the Company's adjustable rate mortgage products versus traditional fixed rate financing. Stable interest rates during 1996 benefited all areas of loan originations.

  Economic conditions have produced more opportunities for commercial real estate loans and small business lending. In light of these opportunities and the general banking industry trend toward commercial banking, the Company has expanded its loan origination programs and staffing in the commercial lending areas. The primary objective of this effort was to expand the commercial lending activity in a controlled and focused manner. For 1996 the Company had commercial real estate originations (including construction loans) of $73.1 million as compared to $41.1 million in 1995 and $56.0 million in 1994. Small business and other loan originations amounted to $21.7 million, $13.7 million and $8.3 million for the years ended December 31, 1996, 1995, 1994, respectively.

  The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                                               AT DECEMBER 31,
                          ----------------------------------------------------------------------------------------------
                                1996               1995               1994               1993               1992
                          ------------------ ------------------ ------------------ ------------------ ------------------
                                    PERCENT            PERCENT            PERCENT            PERCENT            PERCENT
                           AMOUNT   OF TOTAL  AMOUNT   OF TOTAL  AMOUNT   OF TOTAL  AMOUNT   OF TOTAL  AMOUNT   OF TOTAL
                          --------  -------- --------  -------- --------  -------- --------  -------- --------  --------
                                                           (DOLLARS IN THOUSANDS)
MORTGAGE LOANS ON REAL
 ESTATE:
 1-4 Family.............  $428,308   65.35%  $367,687   67.50%  $324,168   68.00%  $286,684   70.64%  $292,171   74.10%
 Multifamily............    31,092    4.75%    27,833    5.11%    28,092    5.89%    27,601    6.80%    21,871    5.55%
 Commercial.............    94,419   14.41%    72,896   13.39%    53,417   11.20%    44,840   11.05%    36,376    9.23%
 Construction and land
  development, net......    46,344    7.07%    28,405    5.22%    28,797    6.04%     9,568    2.36%     8,736    2.21%
 Premium on loans
  acquired..............       135    0.02%       180    0.03%       225    0.05%       270    0.07%       --      -- %
                          --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
 Total mortgage loans...   600,298   91.60%   497,001   91.25%   434,699   91.18%   368,963   90.92%   359,154   91.09%
OTHER LOANS:
 Consumer...............     3,545    0.54%     3,664    0.67%     3,612    0.76%     4,206    1.04%     2,045    0.52%
 Equity lines of
  credit................    16,204    2.47%    15,387    2.82%    16,218    3.40%    16,721    4.12%    18,788    4.76%
 Commercial.............    35,338    5.39%    28,636    5.26%    22,195    4.66%    15,923    3.92%    14,318    3.63%
                          --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
 Total other loans......    55,087    8.41%    47,687    8.75%    42,025    8.82%    36,850    9.08%    35,151    8.91%
                          --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
 Total loans............   655,385  100.00%   544,688  100.00%   476,724  100.00%   405,813  100.00%   394,305  100.00%
                          --------  =======  --------  =======  --------  =======  --------  =======  --------  =======
 Less: Deferred loan
  fees and unearned
  income................    (1,829)            (1,882)            (2,150)            (2,726)            (2,094)
 Less: Allowance for
  loan losses...........    (7,759)            (7,127)            (6,996)            (6,603)            (5,799)
                          --------           --------           --------           --------           --------
 Loans, net.............  $645,797           $535,679           $467,578           $396,484           $386,412
                          ========           ========           ========           ========           ========

  The following table sets forth the Company's real estate loan originations and loan purchases, sales and principal repayments for the past three years:

                                                  YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
                                                       (IN THOUSANDS)
Real estate loans (gross):
At beginning of year............................ $497,001  $434,699  $368,963
Real estate loans originated:
 One to four-family.............................  118,512    96,434    94,727
 Multi-family...................................    3,217     2,020       927
 Commercial.....................................   36,311    21,839    21,594
 Construction and land development, net.........   36,833    19,216    34,394
                                                 --------  --------  --------
   Total real estate loans originated...........  194,873   139,509   151,642
Real estate loans purchased:
 One to four-family.............................      --        --        --
 Multi-family...................................      --        --        --
 Commercial.....................................      --        --        --
                                                 --------  --------  --------
   Total real estate loans purchased............      --        --        --
   Total real estate loans originated and
    purchased...................................  194,873   139,509   151,642
                                                 --------  --------  --------
Reductions due to principal repayments,
 foreclosures and charge-offs...................  (83,745)  (62,538)  (61,277)
Sales of loans into secondary market............   (7,831)  (14,669)  (24,629)
                                                 --------  --------  --------
At end of year.................................. $600,298  $497,001  $434,699
                                                 ========  ========  ========

  Residential Mortgage Lending. The Company's traditional lending emphasis is on the origination of first mortgage loans secured by one to four-family residences, including townhouse and condominium units. Typically, such residences are detached single family homes that serve as the primary residence of the owner. Loan originations are obtained from referrals from local real estate agents, builders and members of the local communities in which the Company has offices and, to a lesser extent, existing or past customers.

  At December 31, 1996, 71% of the Company's mortgage loans consisted of one to four-family residential loans, of which 67% were adjustable rate mortgage ("ARM") loans. ARM loans are available with adjustment on a one, three, five, six, seven, eight or ten year basis. The Company also periodically offers ARM loans on which the interest rate for the first period may be less than the fully indexed rate. The Company requires that the borrower qualify at the note payment rate after the initial interest rate adjustment. The Company offers ARM loans that adjust by a maximum of 3% periodically and have a lifetime cap on increase of up to 6%. ARM loans are generally originated for a term up to 30 years. Generally, ARM loans pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, marketability of the underlying property may be adversely affected by the higher interest rate environment.

  The Company also offers fixed-rate loans for terms of up to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds and depend upon the type of program chosen.

  The Company's policy is generally to lend up to 95% of the appraised value of property securing a single-family residential loan. The Company requires private mortgage insurance on the loan amount exceeding 80% of the appraised value of the property. The Company currently charges origination fees of up to 2% on one- to four-family residential mortgage loans. Mortgage loans in the Company's portfolio include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent.

  The Company's one- to four-family residential mortgage loans are generally underwritten according to Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines, although the Company may occasionally make loans in excess of the FNMA or FHLMC loan amount guidelines. At December 31, 1996, the Company had $101.0 million of loans which it sold but continues to service for others and $5.6 million of purchased loans serviced for the Company by other institutions.

  The Company also originates multi-family residential mortgage loans. As of December 31, 1996, $31.1 million, or 4.7%, of the Company's total loan portfolio consisted of multi-family loans. The majority of the Company's multi-family loans consist of five- to twelve-unit buildings. The underwriting criteria, terms and risks of the Company's multi-family loans are similar to those for its commercial real estate loans. See "Commercial Real Estate Lending."

  Commercial Real Estate Lending. At December 31, 1996, the Company's commercial real estate loan portfolio totalled $94.4 million, or 14.4% of total loans. The commercial real estate loan portfolio included loans secured by office buildings, retail businesses, not-for-profit organizations, moderate sized apartment buildings and industrial properties.

  The Company currently originates fixed-rate and one year ARM loans secured by commercial real estate at rates adjusting to a spread over the rate on U.S. Treasury securities, prime or other indices. These loans generally are made in amounts up to 75% of the appraised value of the property securing the loan. In making such loans, the Company considers the nature of the property, the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Company's lending experience with the borrower. The Company generally obtains personal guarantees, accompanied by personal financial statements, from the principals involved.

  Loans secured by multi-family and commercial real estate properties involve a greater degree of risk than one to four-family residential mortgage loans. Such loans generally are substantially larger than one to four-family loans, and repayments of these loans are often dependent on successful operation by the management of the properties. Additionally, the commercial real estate business is cyclical and subject to downturns, overbuilding and local economic conditions.

  Construction and Land Lending. The Company originates loans to finance the construction of one- to four-family homes and loans for the acquisition and development of land (either unimproved land or improved lots) to contractors and individuals. Land development loans typically are short-term loans. At December 31, 1996, the Company had $42.0 million of construction loans and $4.3 million of land loans, which, on a combined basis, accounted for 7.1% of the Company's total loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. As a result, the Company follows a number of risk management practices. Construction and land loans generally are made to customers of the Company and developers and contractors with whom it has had favorable lending experience. The Company typically requires an independent appraisal of the property and a feasibility study of the project. Loan funds are disbursed after an inspection based on percentage of completion of the project.

  Commercial and Industrial and Other Lending. At December 31, 1996, $55.1 million, or 8.4%, of the Company's total loan portfolio consisted of working capital loans for small businesses, home equity loans and secured personal loans. The majority of the small business or commercial classification loans are secured by real estate utilized by the borrower in its operations. Such loans are underwritten on the basis of the ability of the underlying business to provide adequate cash flows to meet all debt requirements. As part of the Company's community bank strategy in the past year, more emphasis has been placed on small business lending. Due to consolidation of the banking industry in the Company's market, many of these borrowers have found it increasingly difficult to maintain a personal relationship with the resulting larger bank. Such local business relationships can provide high quality loans on the balance sheet and additional deposit funds to the Company. These loans are made primarily to local customers based on historical performance and creditworthiness of the borrowers.

  The following table reflects the scheduled maturities for commercial business loans and construction loans:

                                                        AT DECEMBER 31, 1996
                                                     --------------------------
                                                     ADJUSTABLE  FIXED
                                                        RATE     RATE    TOTAL
                                                     ---------- ------- -------
                                                           (IN THOUSANDS)
1 year or less......................................  $36,797   $ 8,277 $45,074
More than 1 year to 5 years.........................   16,114    11,350  27,464
More than 5 years...................................    3,994     5,150   9,144
                                                      -------   ------- -------
Total...............................................  $56,905   $24,777 $81,682
                                                      =======   ======= =======

RISK ELEMENTS

  Loan Concentration and Resolution of Problem Assets. The Company's asset quality was adversely affected during the years from 1989 to 1992 by a decline in real estate values and the economic recession. As a result, the Company's management worked aggressively to resolve problem assets. Management implemented a strategic plan for the orderly liquidation of the Company's real estate owned portfolio. As of December 31, 1996, 1995 and 1994, non-performing assets amounted to $5.0 million, $7.0 million, and $5.3 million, respectively. As a percentage of total year end assets, these levels of non-performing assets represent .49%, .80% and .67% at December 31, 1996, 1995 and 1994, respectively.

  Delinquent Loans. As a matter of policy, the Company does not accrue interest on loans past due 90 days or more, unless the collateral held by the Company is clearly sufficient, based on current appraisals, for full satisfaction of both principal and interest. Loans are also placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, any previously accrued but unpaid interest is deducted from interest income.

  At December 31, 1996, 1995 and 1994, the delinquencies in the Company's portfolio were as follows:

                                                             AT DECEMBER 31,
                  -----------------------------------------------------------------------------------------------------
                                1996                              1995                              1994
                  --------------------------------- --------------------------------- ---------------------------------
                     60-89 DAYS    90 DAYS OR MORE     60-89 DAYS    90 DAYS OR MORE     60-89 DAYS    90 DAYS OR MORE
                  ---------------- ---------------- ---------------- ---------------- ---------------- ----------------
                  NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL
                    OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE
                  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS
                  ------ --------- ------ --------- ------ --------- ------ --------- ------ --------- ------ ---------
                                                         (DOLLARS IN THOUSANDS)
Real Estate
 Loans..........    20    $1,850     21    $1,969     17    $1,423     24    $3,521     14    $1,652     12    $1,261
Other Loans.....     6        50      4       316      3       320      1       500      4        11      4       123
                   ---    ------    ---    ------    ---    ------    ---    ------    ---    ------    ---    ------
Total Loans.....    26     1,900     25    $2,285     20    $1,743     25    $4,021     18    $1,663     16    $1,384
                   ---    ------    ---    ------    ---    ------    ---    ------    ---    ------    ---    ------
Delinquent loans
 to total
 loans..........    --      0.29%    --      0.35%    --      0.32%    --      0.74%    --      0.35%    --      0.29%
                   ===    ======    ===    ======    ===    ======    ===    ======    ===    ======    ===    ======

  Non-Accrual Loans, Troubled Debt Restructurings and Other Real Estate
Owned. The following table sets forth information regarding non-accrual loans, troubled debt restructurings, and other real estate owned and other assets.

                                                AT DECEMBER 31,
                                      ----------------------------------------
                                       1996    1995    1994    1993     1992
                                      ------  ------  ------  -------  -------
                                             (DOLLARS IN THOUSANDS)
Non-accrual loans...................  $4,886  $5,402  $  978  $ 1,489  $ 2,488
Troubled debt restructurings,
 accruing...........................     --      199     --     4,638    5,900
                                      ------  ------  ------  -------  -------
  Total non-performing loans........   4,886   5,601     978    6,127    8,388
Other real estate owned.............     133   1,201   4,355    7,778   17,365
Other assets........................     --      200     --       --       --
                                      ------  ------  ------  -------  -------
  Total non-performing assets.......  $5,019  $7,002  $5,333  $13,905  $25,753
                                      ======  ======  ======  =======  =======
Loans past due 90 days or more and
 still accruing.....................  $  136  $  --   $  748  $   414  $   411
                                      ======  ======  ======  =======  =======
Non-performing loans as a percent of
 total loans........................    0.75%   1.03%   0.25%    1.52%    2.14%
Non-performing assets as a percent
 of total assets....................    0.49%   0.80%   0.67%    2.01%    4.56%
Allowance for loan losses as a
 percent of non-performing loans....  158.80% 127.25% 715.34%  107.77%   69.13%
Allowance for loan losses as a
 percent of total loans.............    1.19%   1.31%   1.47%    1.64%    1.48%
                                      ======  ======  ======  =======  =======

  In the past when particular circumstances concerning a problem loan have warranted such action, the Company has modified loan terms with borrowers through troubled debt restructurings. Generally, troubled debt restructurings entered into by the Company have involved either a reduction in interest rate, an extension of the maturity date, a waiver of principal payments for a certain period of time, or a combination of some or all of these actions. Occasionally, restructurings in special situations have included a small decrease of principal balance, which management believed was the best course of action given the particular circumstances related to the debt.

  Real estate acquired by the Company through foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed until sold. Until January 1, 1995, loans secured by real estate substantively repossessed were classified as in-substance foreclosures. On January 1, 1995 the Company adopted SFAS No. 114 and, as a result the Company reclassified $1.8 million of substantively foreclosed real estate to loan status. These properties were initially recorded by the Company at the lower of cost or estimated fair value at the time the loan was foreclosed or deemed to be an in-substance foreclosure, less expected selling expenses (the lower of which becomes the asset's "new" carrying value or cost). The estimated fair value of these properties is based on current appraisals which take into consideration, among other factors, discounted cash flow analysis, current occupancy and lease rates. These properties are reevaluated by the Company quarterly and carried at the lower of the "new" cost or estimated fair value of the underlying collateral adjusted for expected selling expenses. At December 31, 1996, the Company estimated the fair values for all of its foreclosed properties and has written down its real estate owned properties to levels which management believes were justified on a fair market value basis. Generally, all costs incurred in maintaining the property are expensed, and costs incurred for the improvement or development of such property are capitalized, to the extent appropriate.

  The following table sets forth a summary of the Company's foreclosed real estate owned at December 31, 1996 and 1995:

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1996    1995
                                                                 ---------------
                                                                 (IN THOUSANDS)
Residential
  One to four-family............................................ $  123 $    232
  Multi-family..................................................    --       --
Commercial......................................................    --       960
Land............................................................     10        9
                                                                 ------ --------
                                                                 $  133 $  1,201
                                                                 ====== ========

  Allowance for Possible Loan Losses. The Company's allowance for possible loan losses is established and maintained through a provision for possible loan losses. Charges to the provision for possible loan losses are based on management's evaluation of numerous factors, including the risk characteristics of the Company's loan portfolio generally, the portfolio's historical experience, the level of non-accruing loans, current economic conditions, collateral values, and trends in loan delinquencies and charge-offs. Although management believes it uses the best information available to make determinations with respect to the Company's allowance for possible loan losses, loan losses may ultimately vary significantly from current estimates and future adjustments may be necessary if economic conditions differ substantially from the assumed economic conditions used in making the initial determinations or if other circumstances change. In addition, regulatory agencies, as an integral part of the examination process, review the Company's allowance and may require the Company to make additions to the allowance based on their assessment, which may differ from management's assessment.

  The Company's allowance for possible loan losses was $7.8 million at December 31, 1996 and represented 1.2% of the total loans outstanding. While management believes it has established an adequate allowance for possible loan losses, future reviews of the Company's loan portfolio and/or changing economic conditions could cause the Company to make increased provisions, thereby negatively affecting the Company's financial condition and earnings.

  The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated:

                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
                                         (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.....................  $  7,127  $  6,996  $  6,603  $  5,799  $  5,323
Allowance acquired..........       --        --        --        119       --
Provision for possible loan
 losses.....................       605       325       550     1,099     1,550
                              --------  --------  --------  --------  --------
Balance of allowance after
 provision..................     7,732     7,321     7,153     7,017     6,873
Loans charged-off:
  One to four-family........       197        13        91       121       379
  Multi-family..............       113       --        --         30       151
  Commercial real estate....       --         84         2       166       564
  Construction and land
   development..............       --         20       --        --         67
  Other loans...............       110       227       113       125        25
                              --------  --------  --------  --------  --------
    Total loans charged-
     off....................       420       344       206       442     1,186
Recoveries of loans
 previously charged-off.....       447       150        49        28       112
                              --------  --------  --------  --------  --------
Balance of allowance at end
 of year....................  $  7,759  $  7,127  $  6,996  $  6,603  $  5,799
                              ========  ========  ========  ========  ========
Amount of total loans at end
 of year....................  $653,556  $542,806  $474,574  $403,087  $392,211
Average amount of loans
 outstanding................  $591,178  $503,813  $429,435  $398,945  $394,901
Loans charged-off as a
 percentage of average loans
 outstanding................      0.07%     0.07%     0.05%     0.11%     0.30%
Allowance for loan losses as
 a percentage of total loans
 at end of year.............      1.19%     1.31%     1.47%     1.64%     1.48%
                              ========  ========  ========  ========  ========

  The following table sets forth the Company's allowance for possible loan losses by category and the percentage of loans in each category to total loans receivable at December 31. The portion of the allowance for possible loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve applicable to the entire loan portfolio.

                                                               AT DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                1996              1995              1994              1993              1992
                          ----------------- ----------------- ----------------- ----------------- -----------------
                          AMOUNT PERCENTAGE AMOUNT PERCENTAGE AMOUNT PERCENTAGE AMOUNT PERCENTAGE AMOUNT PERCENTAGE
                          ------ ---------- ------ ---------- ------ ---------- ------ ---------- ------ ----------
                                                           (DOLLARS IN THOUSANDS)
One to four-family......  $4,344    55.99%  $4,433    62.20%  $4,350    62.18%  $4,322    65.46%  $3,906    67.34%
Multi-family............     407     5.25%     423     5.94%     420     6.00%     420     6.36%     313     5.40%
Commercial real estate..   1,910    24.62%   1,473    20.67%   1,441    20.60%   1,285    19.46%   1,236    21.31%
Construction and land...     453     5.84%     408     5.72%     591     8.45%     449     6.80%     230     3.97%
Other loans.............     645     8.30%     390     5.47%     194     2.77%     127     1.92%     114     1.98%
                          ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Total...................  $7,759   100.00%  $7,127   100.00%  $6,996   100.00%  $6,603   100.00%  $5,799   100.00%
                          ======   ======   ======   ======   ======   ======   ======   ======   ======   ======

INVESTMENT ACTIVITIES

  General. The Company's investment portfolio is managed as a source of interest income, an asset/liability management tool, and a potential source of liquidity to fund loan growth or meet deposit outflow. As such, the Company seeks to invest in a broad array of investments to maintain diversification and provide yields superior to those of federal funds and other short-term investments. The portfolio consists of corporate bonds, asset-backed securities, U.S. Treasury obligations, federal agency obligations, mortgage-backed securities, mortgage-backed derivatives and high quality preferred stocks.

  At December 31, 1996, the investment portfolio had a amortized cost value of $348.5 million and a market value of $347.9 million. Of the $348.5 million, $173.5 million, or 49.8%, of the securities were designated as held to maturity with the remaining $175.0 million, or 50.2%, being available for sale (see table below). During 1996, the investment portfolio averaged approximately 36.1% of total assets and provided 31.8% of total interest income. The average life of the portfolio was approximately 3.34 years at December 31, 1996.

  Included in the securities available for sale is $14.6 million of FHLB stock which the Company's two subsidiaries, Lexington and Federal, are required to hold as members of the FHLB system.

  At December 31, 1996 and 1995, federal funds sold and overnight deposits totalled $4.5 million and $4.1 million, respectively. These balances consist mostly of overnight interest bearing deposits maintained at the FHLB.

  The following table sets forth certain information regarding the amortized cost and market values of the Company's investments by category at the dates indicated:

                                 1996               1995               1994
                          ------------------ ------------------ ------------------
                          AMORTIZED   FAIR   AMORTIZED   FAIR   AMORTIZED   FAIR
                            COST     VALUE     COST     VALUE     COST     VALUE
                          --------- -------- --------- -------- --------- --------
                                               (IN THOUSANDS)
Securities Available for
 Sale:
 Government securities..  $ 86,645  $ 85,882 $ 50,620  $ 50,885 $ 37,778  $ 36,545
 Corporate bonds........     2,034     2,038    4,591     4,591    9,667     9,433
 Asset-backed
  securities............     4,473     4,324    5,801     5,701    4,730     4,669
 Mortgage-backed
  derivatives...........     7,585     7,596    8,229     8,261    5,255     5,220
 Mortgage-backed
  securities:
 Balloons...............       --        --       --        --       --        --
 Fixed..................    12,018    11,947   11,518    11,657    5,629     5,271
 Variable...............    25,313    25,563   30,190    30,378    6,639     6,479
                          --------  -------- --------  -------- --------  --------
  Total mortgage-backed
   securities...........    37,331    37,510   41,708    42,035   12,268    11,750
                          --------  -------- --------  -------- --------  --------
  Total debt securities
   available for sale...   138,068   137,350  110,949   111,473   69,698    67,617
Federal Home Loan Bank
 stock, at cost.........    14,638    14,638   10,355    10,355    9,806     9,806
Marketable equity
 securities.............    22,327    22,494    3,343     3,363    1,279     1,289
                          --------  -------- --------  -------- --------  --------
  Total equity
   securities available
   for sale.............    36,965    37,132   13,698    13,718   11,085    11,095
                          --------  -------- --------  -------- --------  --------
  Total securities
   available for sale...  $175,033  $174,482 $124,647  $125,191 $ 80,783  $ 78,712
                          ========  ======== ========  ======== ========  ========
Securities Held to
 Maturity:
 Government securities..  $ 39,304  $ 39,469 $ 22,408  $ 22,801 $ 24,921  $ 24,375
 Corporate bonds........     3,003     3,015    4,011     4,058    4,019     3,922
 Asset-backed
  securities............    19,466    19,371   17,695    17,560   24,460    23,603
 Mortgage-backed
  derivatives...........    13,494    13,596   16,750    16,968   19,881    18,836
 Mortgage-backed
  securities:
 Balloons...............    43,583    43,106   50,458    50,414   58,437    54,282
 Fixed..................    39,702    39,947   46,851    47,788   29,837    28,356
 Variable...............    14,958    14,868   17,927    17,795   48,123    45,558
                          --------  -------- --------  -------- --------  --------
  Total mortgage-backed
   securities...........    98,243    97,921  115,236   115,997  136,397   128,196
                          --------  -------- --------  -------- --------  --------
 Total securities held
  to maturity...........  $173,510  $173,372 $176,100  $177,384 $209,678  $198,932
                          ========  ======== ========  ======== ========  ========
 Total investment
  securities............  $348,543  $347,854 $300,747  $302,575 $290,461  $277,644
                          ========  ======== ========  ======== ========  ========

  The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's debt securities at December 31, 1996. Many of these securities have adjustable rate features.

                                                             CONTRACTUAL MATURITIES
                   -------------------------------------------------------------------------------------------------------------
                                         AFTER ONE THROUGH    AFTER FIVE THROUGH
                     ONE YEAR OR LESS        FIVE YEARS           TEN YEARS         AFTER TEN YEARS    TOTAL DEBT SECURITIES
                   -------------------- -------------------- -------------------- -------------------- -------------------------
                             ANNUALIZED           ANNUALIZED           ANNUALIZED           ANNUALIZED               ANNUALIZED
                              WEIGHTED             WEIGHTED             WEIGHTED             WEIGHTED                 WEIGHTED
                   AMORTIZED  AVERAGE   AMORTIZED  AVERAGE   AMORTIZED  AVERAGE   AMORTIZED  AVERAGE   AMORTIZED       AVERAGE
                     COST      YIELD      COST      YIELD      COST      YIELD      COST      YIELD       COST          YIELD
                   --------- ---------- --------- ---------- --------- ---------- --------- ---------- ------------  -----------
                                                             (DOLLARS IN THOUSANDS)
U.S. Treasury and
 agency
 obligations.....   $ 5,403     4.78%    $24,054     6.55%   $ 85,984     7.08%   $ 10,508     7.15%   $    125,949         6.88%
Corporate bonds
 and asset backed
 securities......     4,054     6.51%      1,615     5.92%      1,533     5.98%     21,774     6.37%         28,976         6.34%
                    -------     ----     -------     ----    --------     ----    --------     ----    ------------     --------
 Total...........     9,457     5.52%     25,669     6.51%     87,517     7.06%     32,282     6.62%        154,925         6.78%
                    -------     ----     -------     ----    --------     ----    --------     ----    ------------     --------
Mortgage-backed
 securities......     8,823     6.63%     33,732     6.10%     11,525     7.39%     81,494     6.80%        135,574         6.67%
Mortgage-backed
 derivative
 securities......       --       --        2,127     6.15%      1,229     5.84%     17,723     6.38%         21,079         6.33%
                    -------     ----     -------     ----    --------     ----    --------     ----    ------------     --------
 Total mortgage-
  backed and
  derivatives....     8,823     6.63%     35,859     6.11%     12,754     7.24%     99,217     6.73%        156,653         6.62%
                    -------     ----     -------     ----    --------     ----    --------     ----    ------------     --------
 Total...........   $18,280     6.06%    $61,528     6.28%   $100,271     7.08%   $131,499     6.70%   $    311,578         6.70%
                    =======     ====     =======     ====    ========     ====    ========     ====    ============     ========

  Mortgage-Backed and Related Securities. At December 31, 1996, the mortgage-backed portfolio consisted of 1 year adjustable rate securities ($40.3 million), 5 and 7 year balloons ($43.8 million), 15 year fixed rate securities ($28.8 million) and 30 year fixed rate securities ($22.7 million). The adjustable rate securities were predominantly collateralized by 30 year loans with annual rate adjustments. The $43.6 million in balloon securities, which had 4 to 5 year average lives when purchased and contractual maturity dates of 5 to 7 years, had a weighted average life of 2.1 years at December 31, 1996. The weighted average lives for the 15 and 30 year securities were 3.9 and 5.7 years, respectively. The shorter average life on the 30 year securities versus the 15 year securities resulted from significant seasoning in the 30 year portfolio.

  The mortgage-backed derivatives portfolio totalled $21.4 million, or 6.1% of total investment securities, and consisted of planned amortization classes (PAC's), targeted amortization classes (TAC's), sequential payment classes (SEQ's), scheduled amortization classes (SCH's) and accretion directed classes (AD's). The $21.4 million balance at year end had an average life of 2.0 years with 35.3% in monthly adjusting securities and the remaining 64.7% in fixed rate securities.

  At December 31, 1996, the amortized cost value of mortgage-backed and mortgage-backed derivative securities totalled $156.7 million, or 15.2% of total assets, compared with $181.9 million, or 20.7% of total assets at December 31, 1995. Of the $156.7 million total, $108.8 million were fixed rate and $47.9 million were adjustable rate. At December 31, 1996, $111.8 million were classified as held to maturity and the remaining $44.9 million were classified as available for sale. At December 31, 1996, all of the Company's mortgage-backed securities and mortgage-backed derivatives were rated "AAA" by Standard & Poor's Corporation and/or directly or indirectly insured or guaranteed by a federal government agency.

SOURCES OF FUNDS

  General. Deposits, borrowings, principal payments on loans and investments, and maturities of loans and investments constitute the primary sources of funds for the Company.

  Deposits. The Company's deposit products include regular passbook and statement savings accounts, NOW accounts, demand (checking) accounts, money market accounts and certificate of deposit accounts. The certificate accounts consist of regular and retirement funds and are either fixed or variable in nature. At December 31, 1996 and 1995, brokered certificates of deposits amounted to $29.1 million and $10.9 million, respectively. As an alternative to borrowed funds, in 1996 the Company obtained funds in the form of Depository Trust Company certificates that had original maturities of one year. At December 31, 1996, the balance of such deposits was $14.9 million and is included in the total brokered certificates of deposits of $29.1 million. Deposit rates are established by management committees which meet on a regular basis to discuss cash flows, funding requirements, general trends in interest rates and competitive factors.

  As of December 31, 1996 and 1995, total deposits were $652.5 million and $583.8 million, respectively. The following table sets forth the distribution of the Company's average deposits during the years indicated and the weighted average nominal interest rate on each category of deposits presented.

                                     1996                         1995                         1994
                         ---------------------------- ---------------------------- ----------------------------
                                             WEIGHTED                     WEIGHTED                     WEIGHTED
                                  PERCENT OF AVERAGE           PERCENT OF AVERAGE           PERCENT OF AVERAGE
                         AVERAGE    TOTAL    NOMINAL  AVERAGE    TOTAL    NOMINAL  AVERAGE    TOTAL    NOMINAL
                          AMOUNT   DEPOSITS    RATE    AMOUNT   DEPOSITS    RATE    AMOUNT   DEPOSITS    RATE
                         -------- ---------- -------- -------- ---------- -------- -------- ---------- --------
                                                         (DOLLARS IN THOUSANDS)
Demand.................. $ 36,690     5.99%     --    $ 29,058     5.24%     --    $ 24,889     4.73%     --
NOW.....................   48,522     7.92%    1.60%    46,736     8.43%    1.79%    48,583     9.24%    1.75%
Regular savings.........  121,987    19.90%    2.56%   125,139    22.56%    2.56%   137,947    26.23%    2.49%
Money market............   64,696    10.55%    4.14%    65,441    11.80%    3.34%    83,468    15.87%    3.39%
Certificate accounts....  341,098    55.64%    5.61%   288,354    51.97%    5.77%   230,952    43.93%    4.70%
                         --------   ------     ----   --------   ------     ----   --------   ------     ----
 Total deposits......... $612,993   100.00%    4.20%  $554,728   100.00%    4.12%  $525,839   100.00%    3.42%
                         ========   ======     ====   ========   ======     ====   ========   ======     ====

  At December 31, 1996, the Company had outstanding $72.4 million in deposit accounts in amounts of $100,000 or more, maturing as follows:

                                                          (DOLLARS IN THOUSANDS)
Period to maturity:
  Three months or less...................................        $20,536
  Over three through six months..........................         17,441
  Over six through 12 months.............................         21,293
  Over 12 months.........................................         13,114
                                                                 -------
    Total................................................        $72,384
                                                                 =======

  Borrowings. In recent years, the Company borrowed funds from the FHLBB to fund asset growth. Advances outstanding as of December 31, 1996 totalled $267.2 million at a weighted average interest rate of 5.78% and a remaining weighted average term of approximately 10 months. The average balance of advances outstanding in 1996 was $245.8 million. All of the advances were secured by the Company's blanket lien agreement with the FHLBB.

  During 1996, the Company entered into repurchase agreements on a daily basis with certain customers. The average balance for repurchase agreement funds was $203,000 at an average rate of 4.76%. Repurchase agreements amounted to $727,000 at December 31, 1996; there were none during 1995.

  Federal's ESOP has long-term debt, amounting to $535,000 as of December 31, 1996, which represents the remaining balance of a $1.0 million loan originated on December 28, 1993. This loan, from a third party lender, had a term of seven years with twenty-eight equal quarterly payments at a rate equal to the Federal Funds effective rate plus 2.60%. The loan permitted the Federal ESOP to acquire 100,000 shares of Main Street's common stock at $10.00 per share in the conversion to stock form.

  In 1996 the Lexington ESOP purchased 40,000 shares of the Company's common stock at a cost of $22.75 per share. Funds utilized to purchase 37,748 of the shares were provided by a loan from a third party lender in the amount of $859,000. The terms of the loan provide for principal and interest payments to be made on a quarterly basis over a four year period commencing on February 27, 1997. Interest is based on the 90 day LIBOR rate plus 225 basis points or the lender's base rate at the election of the borrower.

  The Company has established repurchase agreement lines of credit with several primary securities dealers. With these lines of credit, the Company has the ability to pledge securities as collateral and borrow funds to support additional asset growth. These advances are generally short-term in nature and the rates are competitively priced by the financial markets. As of December 31, 1996, there were no repurchase agreements outstanding with primary securities dealers.

EMPLOYEES

  At December 31, 1996, the Company had 203 employees, of whom 39 were considered part-time. Management considers its relations with its employees to be good. The Company's employees are not represented by any collective bargaining group.

  The Company's employee benefits for full-time employees are provided through the subsidiary banks and include, among other things, a pension plan, an ESOP, a 401(k) plan, a profit sharing plan and medical, dental, life and long-term disability insurance programs. The employee benefits are considered by management to be competitive with those offered by other financial institutions and major employers in the Company's market area.

FEDERAL AND STATE TAXATION

 Federal Taxation

  General. The Company and its subsidiaries report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly additions to its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

  Bad Debt Reserves. In August of 1996, Congress passed the Small Business Job Protection Act of 1996. Included in this bill was the repeal of IRC Section 593, which allowed thrift institutions special provisions in calculating bad debt deductions for income tax purposes. Thrift institutions now will be viewed as commercial banks for income tax purposes. The repeal is effective for tax years beginning after December 31, 1995.

  One effect of this legislative change is to suspend a thrift institution's bad debt reserve for income tax purposes as of its base year (December 31, 1987 for Federal and October 31, 1988 for Lexington). Any bad debt reserve in excess of the base year amount is subject to recapture over a six-year time period. The suspended (i.e. base year) amount is subject to recapture upon the occurrence of certain events, such as a complete or partial redemption of the thrift institution's stock or if the thrift institution ceases to qualify as a thrift institution for income tax purposes.

  At December 31, 1996, the Company's surplus includes approximately $16,902,000 of bad debt reserves, representing the base year amount, for which income taxes have not been provided. Since the Company does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $7,034,000 have not been recorded with respect to such reserve.

 Massachusetts Taxation

  Although the Company will file a consolidated federal income tax return, savings institutions cannot file Massachusetts combined returns. In 1995 Massachusetts enacted tax reform legislation applicable to banks that would gradually reduce the income tax rate, from 12.13% in 1995 to 10.50% in 1999. For 1996, savings institutions are taxed in Massachusetts at a rate of 11.72% on their Massachusetts net income. Massachusetts net income for savings institutions is gross income from all sources, without exclusion, for the taxable year, less the deductions, but not the credits, allowable under the provisions of the Internal Revenue Code as in effect for the taxable year. However, no deductions are allowed with respect to dividends received, losses sustained in other taxable years, and taxes paid to other jurisdictions.

  The Company is qualified to be taxed as a security corporation for Massachusetts corporation excise tax purposes. Accordingly, the Company is taxed in Massachusetts at a rate of up to 0.33% of its gross income (including any intercompany dividends received from its bank subsidiaries).

REGULATION AND SUPERVISION

 General

  As both a bank holding company and a savings and loan holding company, Affiliated is extensively regulated under both federal and state law. Affiliated is subject to supervision and examination by the Federal Reserve Board ("FRB") under the Bank Holding Company Act, and is obligated to file with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. In addition, as a bank holding company under Massachusetts law, Affiliated is registered with the Massachusetts Commissioner of Banks and files reports with the Massachusetts Commissioner of Banks as may be required from time to time. Affiliated is required to file annual, quarterly and other periodic reports with the Securities and Exchange Commission.

  Federal is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. Federal is a member of the FHLB system and its deposit accounts are insured up to applicable limits by the FDIC under the SAIF. The OTS and the FDIC conduct periodic examinations to test the Federal's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors, not stockholders. Any change in such regulation, whether by the OTS, the FDIC or the U.S. Congress, could have an adverse impact on Federal's operations.

  Under various regulations, among other requirements, Federal is limited as to transactions with related parties, the amount of loans outstanding to any one borrower, the amount of capital distributions, the amount of brokered deposits it may carry and liquidity standards.

  Lexington is a member of the FHLB system and its deposits are insured by the FDIC under the BIF. Lexington's deposits in excess of $100,000 are also insured under the Deposit Insurance Fund of Massachusetts. As a state chartered bank, Lexington is subject to the regulations of the Massachusetts Commissioner of Banks. Lexington is generally examined once each year by either the FDIC or the Massachusetts Commissioner of Banks.

  Lexington is subject to similar regulations as Federal, relating to limitation on the amount of loans to any one borrower, loans to and transactions with related parties, and capital distributions, and changes in regulation also could have an adverse impact on its operations.

 Capital Requirements

  The Home Owners Loan Act requires savings institutions, such as Federal, to meet a qualified thrift lender ("QTL") test. Under the QTL test, as modified by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a savings association is required to maintain at least 65% of its portfolio assets (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct the association's business) in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months. As of December 31, 1996, Federal maintained 70.38% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

  Federal is subject to OTS capital regulations which require such savings institutions to meet three capital standards: (1) tangible capital equal to at least 1.5% of adjusted total assets; (2) leverage (or "core") capital equal to at least 3% of adjusted total assets; and (3) risk-based capital equal to at least 8% of risk-weighted assets.

  Under OTS regulations effective January 1, 1994, a savings institution with interest rate risk ("IRR") exposure (as defined below) above 2% must deduct an IRR component (as defined below) when calculating total capital for purposes of determining whether it meets OTS risk-based capital requirements. Presently, the OTS has delayed implementation of this requirement. Generally, IRR exposure is measured by the decline in the net portfolio value of an institution that would result from a 200 basis points increase or decrease in market interest rates (whichever results in lower net portfolio value), divided by the estimated economic value of its assets, as determined under OTS guidelines. The IRR component is an amount equal to one-half of the difference between the institution's IRR and 0.02, multiplied by the estimated economic value of its assets.

  Under the OTS rules, generally, a savings institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. A savings institution that is not well capitalized but has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater is considered "adequately capitalized." A savings institution that has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio that is less than 4%, is considered to be undercapitalized. A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3%, is considered to be "significantly undercapitalized" and a savings institution that has a tangible equity to total assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." An institution's classification under the prompt corrective action framework of FDICIA can have a significant effect on its ability to engage in other activities, such as accepting brokered deposits or making capital distributions.

  At December 31, 1996, Federal exceeded each of its capital requirements, in each case on a fully phased-in basis, and is deemed to be "well capitalized." See "Management's Discussion and Analysis--Liquidity and Capital Resources."

  Under FDIC regulatory capital requirements, Lexington is required to maintain 8% of its risk weighted assets in capital. Lexington is also subject to capital maintenance standards which require banks to maintain a minimum 3% Tier 1 leverage ratio for the most highly-rated banks, with all other banks required to meet a minimum leverage ratio that is at least 1% to 2% above the minimum of 3%. At December 31, 1996, Lexington's risk-based capital and Tier 1 leverage ratios significantly exceeded the regulatory minimums. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

 Insurance of Deposit Accounts

  The FDIC has established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities, the likely amounts of any loss, and the revenue needs of the insurance fund. Under the system, the FDIC assigns an institution to one of three capital categories based on the institution's financial position, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

  Affiliated's two bank subsidiaries are insured by different FDIC funds, Lexington by the BIF and Federal by the SAIF.

  During 1996, Lexington was subject to a zero basis point assessment rate and thus to the minimum assessment of $2,000 per year which was the assessment for highly rated and well capitalized banks under BIF requirements.

  During the first nine months of 1996, best-rated SAIF insured banks, such as Federal, were subject to an assessment rate of 23 basis points (0.23%) on their SAIF assessable deposits. As a result of the enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (EGRPRA) on September 30, 1996, the FDIC was required to impose a special one-time assessment on the SAIF insured deposits of each depository institution in an amount sufficient to recapitalize the SAIF to 125 basis points (1.25%) of total insured deposits. The FDIC determined that a special assessment of 65.7 basis points on their SAIF assessable deposits as of March 31, 1995 was required. The resulting one time pre-tax charge to Federal, and thus Affiliated, was $2,121,000.

  Under the terms of opinion D-47 issued by the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force on November 15, 1995, this charge must be reported as an expense in the quarter in which the legislation was enacted and could not be reported as an extraordinary item. Under the provisions of EGRPRA, it was a tax deductible expense. The net after tax impact on Affiliated's net income for the third quarter of 1996 was $1,236,000 or $.23 per share.

  The FDIC has set BIF and SAIF insurance premium rates for 1997. Both Federal and Lexington are currently subject to a zero basis point assessment rate which is the assessment for highly rated and well capitalized banks under both BIF and SAIF requirements.

  Under the terms of EGRPRA, the FDIC was also required to impose additional assessments on BIF and SAIF banks sufficient to pay the interest due on Financing Corporation (FICO) bonds issued in the 1980's to finance payment of losses in the savings and loan industry. Under the law, the FICO assessment to BIF banks will be one-fifth the assessment to SAIF banks for the period January 1, 1997 to December 31, 1999. The FDIC has set this assessment at
1.296 basis points for BIF banks such as Lexington and 6.480 basis points for SAIF banks such as Federal.

 Federal Home Loan Bank System

  Federal and Lexington are members of the FHLB system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB, a bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the FHLB, whichever is greater. Federal and Lexington were in compliance with this requirement with a combined investment in FHLB stock at December 31, 1996 of $14.6 million. FHLB advances must be secured by specified types of collateral and are generally obtained for the purpose of providing funds for residential home financing. Dividends received on FHLB stock amounted to $817,000, $824,000 and $526,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

  The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLB's imposing a higher rate of interest on advances to their members.

 Federal Reserve System

  The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts. Both Federal and Lexington are in compliance with these requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce a bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

ITEM 2. PROPERTIES

  The Company conducts its business at 716 Main Street, Waltham,
Massachusetts, a building owned by a subsidiary bank.

  During 1996, Lexington conducted its business through its main office, six branch offices and a lending center. Lexington's main office and four of these branches have an automated teller machine (ATM). Each of these four branches have drive-through facilities. Management believes that Lexington's facilities, after the events described below, are adequate for the conduct of its business.

  Lexington closed its Woburn branch on the expiration of its lease on January 31, 1996 and its deposits were transferred to the Burlington branch. The Lexington High School classroom branch closed in the Summer of 1996 and its deposits, which were not material, were transferred to the Lexington main office.

  The following table sets forth certain information concerning Lexington's facilities at December 31, 1996:

                                                                          NET BOOK
                                         OWNED      DATE      DATE        VALUE AT
                                           OR   PURCHASED OR  LEASE     DECEMBER 31,
        LOCATION           DESCRIPTION   LEASED    LEASED    EXPIRES        1996
        --------          -------------- ------ ------------ -------   --------------
                                                                       (IN THOUSANDS)
1776 Massachusetts
 Avenue                   Main Office    Owned  1895-site      --          $  307
Lexington, Massachusetts
(ATM)                                           1904-bldg.
421 Lowell Street         Branch         Owned  1976           --          $  144
Lexington, Massachusetts
(ATM, drive-through)
1010 Waltham Street       Branch         Leased 1993          1997            --
Lexington, Massachusetts
Brookhaven Retirement
Complex
(Limited hours)
57 Bedford Street         Lending Center Leased 1988          1998         $   16
Lexington, Massachusetts
287 Great Road            Branch         Leased 1993          2003(1)      $  101
Bedford, Massachusetts
(ATM, drive-through)
856 Massachusetts Avenue  Branch         Owned  1962           --          $1,003
Arlington, Massachusetts
(ATM, drive-through)
141 Massachusetts Avenue  Branch         Leased 1986          2001         $   21
Arlington, Massachusetts
36 Cambridge Street       Branch         Owned  1986           --          $  199
Burlington,
Massachusetts
(ATM, drive-through)

--------
(1) Lease provides for option to extend for two additional five-year periods to 2013.

  Federal conducted its business through its main office and three branch offices. Federal's main office has two ATMs and each branch office has one ATM. Federal's main office and its branch office in Concord, Massachusetts also have drive-through facilities. Management believes Federal's existing facilities are adequate for the conduct of its business.

  The following table sets forth certain information concerning Federal's facilities at December 31, 1996:

                                                                     NET BOOK
                                    OWNED      DATE      DATE        VALUE AT
                                      OR   PURCHASED OR  LEASE     DECEMBER 31,
       LOCATION         DESCRIPTION LEASED    LEASED    EXPIRES        1996
       --------         ----------- ------ ------------ -------   --------------
                                                                  (IN THOUSANDS)
716 Main Street         Main Office Owned  1938-site     --           $4,441
Waltham, Massachusetts                     1981-bldg.
(Two ATMs, drive-
through)
202 Sudbury Road        Branch      Owned  1972          --           $  150
Concord, Massachusetts
(ATM, drive-through)
415 Boston Post Road    Branch      Leased 1974          1999(1)      $   96
Weston, Massachusetts
(ATM)
1090 Lexington Street   Branch      Leased 1975          1999         $   63
North Waltham,
Massachusetts
(ATM)

--------
(1) Lease provides for an option to extend for an additional five years to 2004.

ITEM 3. LEGAL PROCEEDINGS

  The Company's bank subsidiaries are involved in various legal proceedings incidental to their business, none of which is believed by management to be material to the results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock is traded over the counter on the Nasdaq National Market under the symbol "AFCB." The stock is listed in The Wall Street Journal as "AfflCmntyBcp" and in local papers generally as "AffCom."

  The stock of the Company commenced trading on October 19, 1995. The range of high, low and quarter-end closing prices and dividends paid for 1995 and 1996 are as follows:

QUARTER ENDING                                HIGH   LOW   CLOSING DIVIDEND PAID
--------------                               ------ ------ ------- -------------
December 31, 1995........................... $17.75 $16.13 $17.38      $0.12
March 31, 1996..............................  18.00  16.00  17.63       0.12
June 30, 1996...............................  17.88  16.00  17.38       0.12
September 30, 1996..........................  22.50  16.38  20.38       0.12
December 31, 1996...........................  23.38  20.00  21.38       0.15

  As of December 31, 1996, the Company had 985 stockholders of record and 5,149,666 shares of Common Stock outstanding. The stockholders of record total does not reflect the number of persons or entities who hold their Common Stock in nominee or "street" name through various brokerage firms.

  In considering the declaration of future dividends, the Company's Board of Directors will consider a number of factors including the capital requirements of the Company, regulatory limitations, the Company's results of operations and financial condition, tax considerations and general economic conditions. While it is currently the Board's intention to continue to favorably consider future dividend declarations, no assurances can be given that dividends will continue to be paid or will continue to be paid at the existing level. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

  On November 27, 1996, the Lexington ESOP, an employee benefit plan established by Lexington in 1986, purchased 40,000 shares of the Company's common stock from the Company at the then current market price of $22.75 per share, for an aggregate consideration of $910,000. During 1996, stock options for 50,466 shares of common stock were exercised by employees and/or directors at prices ranging from $5.25 per share to $16.94 per share, for an aggregate consideration of $396,000. During the period from the date of the Affiliation through December 31, 1995, stock options for 6,000 shares of common stock were exercised by employees and/or directors at prices ranging from $6.25 per share to $10.00 per share, for an aggregate consideration of $48,750.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table represents selected consolidated financial data of the Company for the five years ended December 31, 1996. The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                            --------------------------------------------------
                               1996       1995      1994      1993      1992
                            ----------  --------  --------  --------  --------
                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Total assets..............  $1,032,213  $878,480  $793,596  $692,860  $564,289
Investments (1)...........     352,456   305,416   290,306   249,343   128,848
Loans, Gross (including
 held for sale)...........     653,556   543,877   474,574   408,721   398,277
Deposits..................     652,509   583,832   532,270   524,883   481,350
Borrowed funds............     269,292   187,514   161,021    62,964    20,000
Equity capital (2)........     101,402    99,290    93,286    89,443    58,358
Non-performing assets.....       5,019     7,002     5,333    13,905    25,753
Allowance for possible
 loan losses..............       7,759     7,127     6,996     6,603     5,799
SELECTED OPERATING DATA
Net Interest income.......  $   31,277  $ 27,772  $ 24,479  $ 21,208  $ 18,556
Less provision for loan
 losses...................         605       325       550     1,099     1,550
                            ----------  --------  --------  --------  --------
Net interest income after
 provision for loan
 losses...................      30,672    27,447    23,929    20,109    17,006
Noninterest income........       1,638     1,693     1,348     1,691     1,970
                            ----------  --------  --------  --------  --------
Other real estate owned
 expenses (income), net...         129      (107)     (124)      758     3,162
SAIF recapitalization
 charge...................       2,121       --        --        --        --
Merger expenses...........         --      1,989       --        --        --
Other noninterest
 expenses.................      16,716    16,352    15,569    12,831    11,440
                            ----------  --------  --------  --------  --------
Total noninterest
 expenses.................      18,966    18,234    15,445    13,589    14,602
Income before income taxes
 and cumulative effect of
 a change in accounting
 principle................      13,344    10,906     9,832     8,211     4,374
Provision for income
 taxes....................       4,821     5,199     2,806     2,789     1,231
                            ----------  --------  --------  --------  --------
Income before cumulative
 effect of a change in
 accounting principle.....       8,523     5,707     7,026     5,422     3,143
Cumulative effect of a
 change in accounting
 principle................         --        --        --        --        569
                            ----------  --------  --------  --------  --------
Net income................  $    8,523  $  5,707  $  7,026  $  5,422  $  3,712
                            ==========  ========  ========  ========  ========
SAIF recapitalization, net
 of taxes.................  $    1,236       --        --        --        --
Merger expenses, net of
 taxes....................         --   $  1,889       --        --        --
Change in SFAS No. 109 tax
 valuation reserve........         --        (20) $ (1,075) $   (500)      --
Cumulative effect of a
 change in accounting
 principle................         --        --        --        --   $   (569)
                            ----------  --------  --------  --------  --------
Results excluding SAIF
 recapitalization, merger
 expenses, change in SFAS
 No. 109 tax valuation
 reserve and cumulative
 effect of a change in
 accounting principle.....  $    9,759  $  7,576  $  5,951  $  4,922  $  3,143
                            ==========  ========  ========  ========  ========
PER SHARE DATA (3)
Book value end of year....  $    20.05  $  18.99  $  17.92  $  17.25       --
Net income................  $     1.64  $   1.07  $   1.32  $   1.04       --
Cash dividends declared
 (4)......................  $     0.51  $   0.32  $   0.35       --        --
Results excluding SAIF
 recapitalization, merger
 expenses, change in SFAS
 No. 109 tax valuation
 reserve and cumulative
 effect of a change in
 accounting principle.....  $     1.87  $   1.42  $   1.12  $   0.94       --
SELECTED RATIOS (5)
Return on average assets..        1.01%     0.92%     0.82%     0.82%     0.57%
Return on average equity..        9.96%     7.83%     6.50%     8.00%     5.50%
Year-end equity to assets
 (2)......................        9.82%    11.30%    11.75%    12.91%    10.34%
Interest rate spread......        2.72%     2.80%     3.04%     3.42%     3.34%
Net interest margin.......        3.33%     3.46%     3.54%     3.74%     3.68%
Efficiency ratio excluding
 other real estate owned
 expenses, net............        50.8%     55.5%     60.3%     56.0%     55.7%
ASSET QUALITY RATIOS
Year end non-performing
 assets to total assets
 .........................        0.49%     0.80%     0.67%     2.01%     4.56%
Non-performing loans to
 total loans..............        0.75%     1.03%     0.25%     1.52%     2.14%
Allowance for possible
 loan losses to non-
 performing loans.........      158.80%   127.25%   715.34%   107.77%    69.13%

--------
(1) Includes investments, mortgage backed and derivative securities, federal funds sold and interest bearing deposits in banks.
(2) On December 28, 1993, Federal converted from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). The Conversion and a concurrent subscription stock offering by Main Street resulted in net proceeds of approximately $27.3 million being added to equity capital.
(3) Not applicable for 1992 due to the Conversion in December 1993.
(4) Dividends declared per share for the years ended December 31, 1995 and 1994 represent the combined historical dividends declared by Lexington and Main Street determined by dividing the sum of the total dividends declared by Lexington and Main Street by the sum of the outstanding shares of common stock of Lexington and Main Street to which the dividends declared apply. There are no historical dividends for Main Street prior to 1994 due to the Conversion in December 1993.
(5) Based on results excluding SAIF recapitalization charge net of taxes, merger expenses net of taxes, change in SFAS No. 109 tax valuation reserve and cumulative effect of a change in accounting principle.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company commenced operations as the holding company of Federal and Lexington on October 18, 1995. Accordingly, under pooling of interests accounting, the information presented herein for 1995 and 1994 represents the financial condition and results of operations of the Company and its wholly owned bank subsidiaries on a consolidated basis.

  The Company's results of operations are dependent primarily on net interest income, which is the difference between (i) the interest income earned on loans and investment securities and (ii) the cost of funds, which consists of the interest paid on deposits and borrowings. Net interest income can be adversely affected by changes in interest rates, interest rate caps in effect on adjustable rate loans in the portfolio, and loan and mortgage-backed security prepayments.

  The Company's net income is also affected by non-interest income, such as service charges and fees and gains or losses on asset sales, and operating expenses, which consist primarily of compensation and benefits, occupancy expenses, federal deposit insurance premiums including recapitalization of the SAIF fund in 1996, real estate owned operations, other general and administrative expenses and, in 1995, merger expenses in connection with the Affiliation. The earnings of the Company are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

  This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events could differ materially from those anticipated in the forward-looking statements. Important factors that might cause such a difference include general economic conditions, particularly the real estate market, in the Company's primary market area, potential increases in the Company's non-performing assets (as well as increases in the allowance for possible loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation and supervision, including increased deposit insurance premiums or capital or reserve requirements, changes in interest rates and increased competition in the Company's market area.

ASSET/LIABILITY MANAGEMENT

  The Company's Asset/Liability Committee ("ALCO"), under the authority of the Board of Directors, has established guidelines within which management operates to meet liquidity needs. These liquidity needs are defined by the needs of the depositors and borrowers of the Company. The Company's primary source of funds is its deposit base. Management uses the investment portfolio and borrowing capabilities to manage the liquidity position and interest rate risk position, in its efforts to maximize interest income within the ALCO's guidelines.

  The ALCO consists of members of the Board of Directors and management. Meetings are held on a quarterly basis and topics of discussion include, but are not limited to, levels and direction of interest rates, deposit flows, loan demand, investment portfolio and borrowed funds positions, interest rate sensitivity or "gap" position and other variables which impact the Company's interest rate sensitivity position.

INTEREST RATE SENSITIVITY ANALYSIS

  The matching of assets and liabilities are analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is considered to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a period exceeds the amount of interest rate sensitive liabilities maturing or repricing within that period; a gap is considered negative when the converse occurs. During a decreasing interest rate environment, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. In a rising interest rate environment, an institution with a positive gap would generally expect an increase in net interest income, whereas an institution with a negative gap would generally be expected to experience the opposite result.

  The following "gap table" sets forth maturity and repricing information concerning the Company's interest sensitive assets and liabilities as of December 31, 1996. The assumptions utilized to place the assets and liabilities in the appropriate time frames are standard methods used within the banking industry. Fixed rate, fixed term investment securities are assigned to the time frames in which they are scheduled to mature. Adjustable rate investment securities have been placed in the time frames in which they are scheduled to reprice. Similarly, adjustable rate mortgage-backed securities, derivatives and loans have been placed in the time frames in which they reprice. Fixed rate mortgage-backed securities, derivatives and loans have been allocated among the various periods based upon median primary security dealer prepayment assumptions provided by a nationally recognized investment information service as of December 31, 1996. Deposit decay rates suggested by regulatory agencies were used to withdraw core deposits, inclusive of savings, NOW and money market accounts, from the various time frames. Variable rate certificates of deposits and borrowings were repriced according to the applicable adjustment dates. Fixed rate certificates and borrowings were allocated to the time frames in which they mature. The Company believes that the assumptions utilized are accurate and meaningful, but they may not ultimately reflect the actual prepayments, withdrawals or repricings experienced by the Company.

                                                        AT DECEMBER 31, 1996
                          ----------------------------------------------------------------------------------------
                                      3 MONTHS     MORE THAN     MORE THAN      MORE THAN
                          LESS THAN    TO ONE     ONE YEAR TO  THREE YEARS TO FIVE YEARS TO MORE THAN
                          3 MONTHS      YEAR      THREE YEARS    FIVE YEARS     TEN YEARS   TEN YEARS     TOTAL
                          ---------   ---------   -----------  -------------- ------------- ---------   ----------
                                                       (DOLLARS IN THOUSANDS)
Interest sensitive
 assets:
 Federal funds sold and
  interest bearing
  deposits..............  $  4,464    $     --     $     --       $    --       $    --     $    --     $    4,464
 Investment securities..    37,804       24,147       27,327        10,888        85,716       5,495       191,377
 Mortgage-backed
  securities and
  derivatives...........    25,879       58,282       46,139        16,958         7,924       1,433       156,615
 Adjustable rate loans..   114,624      140,413       80,957        59,973        43,334         --        439,301
 Fixed rate loans.......     8,675       26,503       55,671        50,463        56,576      16,367       214,255
                          --------    ---------    ---------      --------      --------    --------    ----------
  Total interest
   sensitive assets.....  $191,446    $ 249,345    $ 210,094      $138,282      $193,550    $ 23,295    $1,006,012
                          ========    =========    =========      ========      ========    ========    ==========
Interest sensitive
 liabilities:
 Regular savings
  accounts..............  $  5,217    $  14,984    $  31,899      $ 20,796      $ 26,395    $ 23,448    $  122,739
 NOW accounts...........     4,749       12,930       18,100         4,843         6,500       4,225        51,347
 Money market accounts..    13,133       31,616       11,392         5,424         4,157         770        66,492
 Certificate accounts...    96,898      182,388       65,770        18,253         7,063           2       370,374
 FHLB and other
  borrowings............   121,951       68,800       74,041         6,587           --          --        271,379
                          --------    ---------    ---------      --------      --------    --------    ----------
  Total interest
   sensitive
   liabilities..........  $241,948    $ 310,718    $ 201,202      $ 55,903      $ 44,115    $ 28,445    $  882,331
                          ========    =========    =========      ========      ========    ========    ==========
Net interest rate
 sensitivity gap........  $(50,502)   $ (61,373)   $   8,892      $ 82,379      $149,435    $ (5,150)   $  123,681
                          ========    =========    =========      ========      ========    ========    ==========
Cumulative net interest
 rate sensitivity gap...  $(50,502)   $(111,875)   $(102,983)     $(20,604)     $128,831    $123,681
                          ========    =========    =========      ========      ========    ========
Net interest rate
 sensitivity gap as a
 percentage of total
 assets.................     (4.89)%      (5.95)%       0.86 %        7.98 %       14.48%      (0.50)%
                          ========    =========    =========      ========      ========    ========
Cumulative net interest
 rate sensitivity gap as
 a percentage of total
 assets.................     (4.89)%     (10.84)%      (9.98)%       (2.00)%       12.48%      11.98 %
                          ========    =========    =========      ========      ========    ========

  The $123.7 million gap between interest sensitive assets and interest sensitive liabilities is balanced by noninterest rate sensitive items, principally by $101.4 million of stockholders' equity and $41.6 million in demand deposit accounts.

  In addition, of the $191.4 million of investment securities, $155.8 million possess call features which have the potential to significantly shorten the investment holding period.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

  Changes in Financial Condition. Total assets of the Company at December 31, 1996 amounted to $1.032 billion, compared to $878.5 million at the end of 1995, reflecting an increase of $153.5 million, or 17.5%. The growth in assets was driven by an increase in net loans receivable of $110.1 million, or 20.6% and an increase in investments of $47.0 million, or 15.4%. During 1996 the Company continued to expand its residential portfolio as well as its small business, commercial real estate and construction lending. Total real estate loan originations amounted to $194.9 million in 1996 as compared to $139.5 million in 1995.

  The increases in earning assets were partially funded by deposits which amounted to $652.5 million at December 31, 1996, compared to $583.8 million at the end of 1995, an increase of $68.7 million or 11.8%. Additional funding was provided by FHLB borrowings which increased to $267.2 million at the end of 1996, an increase of $80.3 million, or 43.0% from December 31, 1995.

  During 1996 core deposits increased by $16.8 million or 6.3%, and term certificates increased to $370.4 million at December 31, 1996, compared to $318.5 million at the end of 1995, an increase of $51.9 million or 16.3%. Other liabilities at December 31, 1996 amounted to $6.9 million, an increase of $983,000 or 16.5%, compared to December 31, 1995.

  Non-performing assets, which consist of impaired loans, non-accrual loans, restructured loans, foreclosures, and other assets were $5.0 million at December 31, 1996 compared to $7.0 million at December 31, 1995, a decrease of $2.0 million. The Company's ratio of non-performing assets to total assets at December 31, 1996 remained below 1%, at 0.49% versus 0.80% at the end of 1995.

  As of December 31, 1996, the Company had $133,000 of other real estate owned versus $1.2 million on December 31, 1995. During 1996, the Company had minimal activity in new foreclosures.

  The total amount of loans delinquent 30 days or more at December 31, 1996 was $8.1 million, compared to $8.7 million at the end of 1995. As of December 31, 1996, there were twenty-five loans with an aggregate principal balance of $2.3 million which were delinquent 90 days or more, as compared to twenty-five loans with an aggregate principal balance of $4.0 million at the end of 1995.

  The Company's stockholders' equity increased by $2.1 million or 2.1% in 1996, resulting from net income of $8.5 million, option transactions of $438,000 and ESOP transactions of $356,000 offset by a stock buy back of $4.1 million. Cash dividends paid by the Company which amount to $2.6 million or $0.51 per share, were declared and charged to retained earnings during 1996 and unearned compensation--ESOP was charged $910,000 for purchase of 40,000 shares of the Company's treasury stock. Due to changes in the interest rate environment during 1996, the Company's stockholders' equity reflected an unrealized loss on securities available-for-sale and held-to-maturity, net of related tax, of $532,000, compared to an unrealized gain of $90,000 at December 31, 1995, a reduction in equity of $622,000.

  General Operating Results. Net income was $8.5 million or $1.64 per share in 1996 compared to $5.7 million or $1.07 per share in 1995, an increase of $2.8 million or 49.1%. Net income for 1996 is after pre-tax charge of $2.1 million ($1.2 million after tax or $.23 per share) for recapitalization of the SAIF. Excluding the cost of SAIF recapitalization, Affiliated would have reported fully diluted net income for 1996 of $9.8 million or $1.87 per share. Excluding merger costs, Affiliated would have reported 1995 net income of $7,596,000 or $1.42 per share. The 1996 pre-SAIF fully diluted earnings per share figure of $1.87 represents a 32% increase when compared to the comparable 1995 pre-merger expense earnings per share of $1.42. The growth in earnings per share also reflects the effect of the 238,000 share (4.5%) stock buy back program announced in January, 1996 and completed in February, 1996. The current year results benefited from a higher level of net interest income with only a modest increase in normal operating expenses. As a result of increased levels of interest earning assets, net interest income rose by $3.5 million or 12.6% in the twelve month period of 1996 versus the same period of 1995. Noninterest expense, excluding the SAIF recapitalization and the 1995 merger costs, increased by $600,000 or 3.7% in 1996 compared to 1995. A significant portion of this $600,000 expense increase resulted from net costs of $129,000 for other real estate owned expenses for the twelve months of 1996, versus a net gain of $107,000 for the comparable period of 1995.

  As a result of the enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") on September 30, 1996, the FDIC was required to impose a special one-time assessment on the SAIF-insured deposits of each depository institution in an amount sufficient to recapitalize the SAIF to 1.25% of total insured deposits. The FDIC determined that a special assessment of 0.657% of the SAIF-assessable deposits as of March 31, 1995 was required. The resulting one time charge to Federal, and thus Affiliated, was $2.1 million as noted above.

  Under the terms of opinion D-47 issued by the FASB's Emerging Issues Task Force on November 15, 1995, this charge must be reported as an expense in the quarter in which the legislation was enacted and cannot be reported as an extraordinary item. Under the provisions of EGRPRA, it is a tax deductible expense.

 Analysis of Net Interest Income

  Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

  Average Balance Sheet. The following table sets forth information relating to the Company for the three years ended December 31, 1996. It includes (i) the average balance sheet for the period, based on daily average balances;
(ii) the total amount of interest paid or earned on the various categories of interest-earning assets and interest-bearing liabilities; and (iii) the resulting weighted average yields and costs. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. In addition, the table reflects the Company's interest rate spreads and net yields. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered "adjustments to yield."

                                                    YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------
                                    1996                       1995                       1994
                          -------------------------- -------------------------- --------------------------
                                    INTEREST AVERAGE           INTEREST AVERAGE           INTEREST AVERAGE
                          AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/
                          BALANCE   EXPENSE   RATE   BALANCE   EXPENSE   RATE   BALANCE   EXPENSE   RATE
                          --------  -------- ------- --------  -------- ------- --------  -------- -------
                                                     (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
 Loans..................  $591,178  $48,661   8.23%  $503,813  $41,924   8.32%  $429,435  $33,150   7.72%
                          --------  -------   ----   --------  -------   ----   --------  -------   ----
 Investments:
 Investments and
  mortgage-backed
  securities held-to-
  maturity..............   176,953   11,521   6.51    203,075   12,888   6.35    169,959    9,137   5.38
 Investments and
  mortgage-backed
  securities available-
  for-sale..............   153,101   10,077   6.58     77,610    4,886   6.30     71,405    4,089   5.73
 Federal Home Loan Bank
  stock.................    12,754      817   6.41      9,853      824   8.36      7,696      526   6.83
 Federal funds sold.....     5,825      265   4.55      7,756      474   6.11     13,441      469   3.49
                          --------  -------   ----   --------  -------   ----   --------  -------   ----
  Total investments.....   348,633   22,680   6.51    298,294   19,072   6.39    262,501   14,221   5.42
                          --------  -------   ----   --------  -------   ----   --------  -------   ----
  Total interest-earning
   assets...............   939,811   71,341   7.59    802,107   60,996   7.60    691,936   47,371   6.85
                          --------  -------   ----   --------  -------   ----   --------  -------   ----
 Noninterest-earning
  assets................    32,752                     31,557                     39,062
 Allowance for possible
  loan losses...........    (7,291)                    (7,112)                    (6,845)
                          --------                   --------                   --------
 Total assets...........  $965,272                   $826,552                   $724,153
                          ========                   ========                   ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing
 liabilities:
 Regular savings, NOW
  and money market
  accounts..............  $235,205  $ 6,119   2.60%  $237,316  $ 6,230   2.63%  $269,998  $ 6,949   2.57%
 Certificate accounts...   341,098   19,656   5.76    288,354   16,648   5.77    230,952   10,813   4.68
 Borrowed funds.........   246,007   14,289   5.81    166,817   10,346   6.20    100,034    5,130   5.13
                          --------  -------   ----   --------  -------   ----   --------  -------   ----
 Total interest-bearing
  liabilities...........   822,310   40,064   4.87    692,487   33,224   4.80    600,984   22,892   3.81
                          --------  -------   ----   --------  -------   ----   --------  -------   ----
Noninterest-bearing
 liabilities:
 Demand deposits........    36,690                     29,058                     24,889
 Other..................     8,299                      8,302                      6,760
                          --------                   --------                   --------
 Total liabilities......   867,299                    729,847                    632,633
                          --------                   --------                   --------
Stockholders' equity....    97,973                     96,705                     91,520
                          --------                   --------                   --------
 Total liabilities and
  stockholders' equity..  $965,272                   $826,552                   $724,153
                          ========                   ========                   ========
Net interest income.....            $31,277                    $27,772                    $24,479
                                    =======                    =======                    =======
Interest rate spread....                      2.72%                      2.80%                      3.04%
                                              ====                       ====                       ====
Net yield on earning
 assets.................                      3.33%                      3.46%                      3.54%
                                              ====                       ====                       ====

  Interest Income. Interest income increased from $61.0 million in 1995 to $71.3 million in 1996, an increase of $10.3 million or 16.9%. The higher level in 1996 is chiefly due to an increased volume of loans and investment securities designated as available for sale which contributed $12.1 million. The increase in loan volume resulted from continued growth in real estate and small business loans. Investment securities available for sale increased during the year as a result of additional purchases of government securities and high quality preferred stocks. The yield on average earning assets was relatively level from 1995 to 1996. Average loans outstanding for the year amounted to $591.2 million and produced an average yield of 8.23%, as compared to a 1995 average volume of $503.8 million with an average yield of 8.32%. The average balance of all investment categories amounted to $348.6 million in 1996 with an average yield of 6.51% compared to $298.3 million and 6.39%, respectively, in the comparable period of 1995.

  Interest Expense. Interest expense in 1996 amounted to $40.1 million, up $6.9 million or 20.8% from $33.2 million in 1995. The significant factors contributing to this increase were higher volumes in certificate accounts and FHLBB advances. Average deposit rates increased from 4.35% in 1995 to 4.47% in 1996. Average interest bearing deposits increased to $576.3 million in 1996, up $50.6 million or 9.6% from the 1995 level. Average certificates increased by $52.7 million or 18.3% in 1996 from the comparable 1995 period. The Company had average borrowings, principally from the FHLBB, of $246.0 million in 1996 compared to $166.8 million for 1995. The average rate paid on borrowings decreased from 6.20% in 1995 to 5.81% in 1996.

  Rate/Volume Analysis. The table below illustrates the extent to which changes in interest rates and changes in the volumes of interest-earning assets and interest-bearing liabilities affected the components of the Company's interest income and interest expense during the periods indicated. For each interest-related asset and liability category, information is provided with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in interest rates (changes in rate multiplied by prior volume), and
(iii) the net change. The changes attributable to the combined impact of both volume and rates have been allocated proportionately to the change due to volume and the change due to rates.

                                        YEARS ENDED DECEMBER 31,
                             --------------------------------------------------
                             1996 COMPARED WITH 1995   1995 COMPARED WITH 1994
                             ------------------------  ------------------------
                               INCREASE (DECREASE)       INCREASE (DECREASE)
                                DUE TO CHANGE IN:         DUE TO CHANGE IN:
                             ------------------------  ------------------------
                             AVERAGE  AVERAGE          AVERAGE  AVERAGE
                             VOLUME    RATE    TOTAL   VOLUME    RATE    TOTAL
                             -------  ------- -------  -------  ------- -------
                                         (DOLLARS IN THOUSANDS)
Interest income:
 Loans...................... $ 7,186   $(449) $ 6,737  $6,050   $2,724  $ 8,774
 Investments:
  Investment and mortgage-
   backed securities held-
   to-maturity..............  (1,712)    345   (1,367)  1,947    1,804    3,751
  Investment and mortgage-
   backed securities
   available-for-sale.......   4,956     235    5,191     372      425      797
  Federal Home Loan Bank
   stock....................     (34)     27       (7)    166      132      298
  Federal funds sold........    (103)   (106)    (209)     (6)      11        5
                             -------   -----  -------  ------   ------  -------
  Total interest income.....  10,293      52   10,345   8,529    5,096   13,625
                             -------   -----  -------  ------   ------  -------
Interest expense:
 Regular savings, NOW and
  money market accounts.....     (55)    (56)    (111)   (861)     142     (719)
 Certificate accounts.......   3,039     (31)   3,008   3,011    2,824    5,835
                             -------   -----  -------  ------   ------  -------
  Total deposits............   2,984     (87)   2,897   2,150    2,966    5,116
 Borrowed funds.............   4,552    (609)   3,943   3,971    1,245    5,216
                             -------   -----  -------  ------   ------  -------
  Total interest expense....   7,536    (696)   6,840   6,121    4,211   10,332
                             -------   -----  -------  ------   ------  -------
Change in net interest
 income..................... $ 2,757   $ 748  $ 3,505  $2,408   $  885  $ 3,293
                             =======   =====  =======  ======   ======  =======

  The increase in 1996 net interest income was primarily attributed to volume increases in loans and investment and mortgage-backed securities designated as available for sale. Volume increases in certificates of deposits and borrowed funds tended to offset the favorable benefit of volume increases in earning assets. The increase in 1995 net interest income was primarily attributed to a volume and a rate increase in loans and investments held to maturity as seen in the table. During 1995 net interest income was adversely impacted by increased volume of certificates and borrowings as well as higher rates on both categories.

  Provision for Possible Loan Losses. The provision for possible loan losses was $605,000 in 1996 versus $325,000 in 1995, an 86.2% increase. The increased provision is a reflection of the continued growth in the Company's loan portfolio. At December 31, 1996 the Company's allowance for possible loan losses amounted to $7.8 million which represented 159% of non-performing loans at year-end. The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is a forward-looking estimate and ultimate losses may vary from current estimates and future additions to the allowance may be necessary. As adjustments become necessary, they are reported in the results of operations for the periods in which they become known. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Management believes that the December 31, 1996 level of the allowance is adequate to provide for known and reasonably anticipated loan losses inherent in the portfolio at that date.

  Noninterest Income. For 1996, total noninterest income amounted to $1,638,000 down $55,000 or 3.2% from 1995. Customer service fees and other fees were down $20,000 or 1.5% in 1996 from the same period in 1995 due to decreases in penalties on early withdrawals, commissions, and certain prior period loan fee income. Loan servicing fees amounted to $309,000 this period, compared to $324,000 reported in 1995. The Company had a net gain on sales of loans of $76,000 in 1996, compared to a net gain of $16,000 in the same period of 1995. Sales of investments produced gains of $33,000 in 1995, compared to a loss of $47,000 during 1996.

  Noninterest Expense. Total noninterest expenses increased by $732,000 or 4.0% in 1996 to $19.0 million, compared to $18.2 million in 1995. The significant components of the change in expenses included a $2.1 million increase in Federal's federal deposit insurance premiums for recapitalization of the SAIF as previously mentioned, which on a comparative basis, is substantially offset by the Company's 1995 merger costs of $2.0 million. Other components include a $260,000 decrease in Lexington's BIF federal deposit insurance premiums, a $467,000 or 5.4% increase in compensation and benefits, a $92,000 or 4.6% increase in occupancy and equipment costs, a decrease in professional services of $84,000 or 10.7%, an increase in other real estate owned expense of $236,000 and a $76,000 or 15.3% increase in marketing and promotion costs.

  The increase in compensation and benefits costs resulted from staff additions, normal salary increases, and increased costs associated with the Company's 401(k), ESOP and profit sharing and incentive compensation plans. Occupancy expenses increased due to higher rental costs, maintenance of facilities, and depreciation expense. Professional fees declined as a result of costs savings in the areas of legal and accounting services. Other real estate owned expense was $129,000 in 1996, versus a net credit of $107,000 in 1995. The 1995 credit reflects an increased level of gains on sales of foreclosed property in that year.

  Provision for Income Taxes. The provision for income taxes was $4.8 million in 1996 compared to $5.2 million for the corresponding period in 1995. The combined effective tax rate for 1996 was 36.1% versus 47.7% for the same period in 1995. The lower effective rate in 1996 reflects a lower state tax rate applicable to certain subsidiaries of the Company's bank subsidiaries and an increase in dividend income from preferred stocks. The 1995 tax rate reflects merger costs, which are mostly non-deductible for income tax purposes. At December 31, 1996, the net deferred income tax asset amounted to $3.4 million. The primary sources of recovery of the deferred income tax asset are taxes paid, which are available for carry back, from 1995, 1994, and 1993, and the expectation that the deductible temporary differences will reverse during periods when the Company generates taxable income.

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

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

  Changes in Financial Condition. Total assets of the Company at December 31, 1995 amounted to $878.5 million, compared to $793.6 million at the end of 1994, reflecting an increase of $84.9 million, or 10.7%. The growth in assets was driven by an increase in net loans receivable of $68.1 million, or 14.6% and an increase in investments of $15.1 million, or 5.2%. During 1995 the Company continued to expand its residential portfolio as well as its small business, commercial real estate and construction lending. Total real estate loan originations amounted to $139.5 million in 1995 as compared to $151.6 million in 1994.

  The increases in earning assets were mainly funded by deposits which amounted to $583.8 million at December 31, 1995, compared to $532.3 million at the end of 1994, an increase of $51.5 million or 9.7%. Additional funding was provided by FHLBB borrowings which increased to $186.8 million at the end of 1995, an increase of $26.6 million, or 16.6% from December 31, 1994.

  During 1995 the deposit mix shifted from savings and money market accounts to higher cost term certificates which increased to $318.5 million at December 31, 1995, compared to $247.0 million at the end of 1994, an increase of $71.5 million or 28.9%. Other liabilities at December 31, 1995 amounted to $5.9 million, an increase of $738,000 or 14.2%, compared to December 31, 1994.

  Non-performing assets, which consist of impaired loans, non-accrual loans, restructured loans, foreclosures and other assets were $7.0 million at December 31, 1995 compared to $5.3 million at December 31, 1994, an increase of $1.7 million. The Company's ratio of non-performing assets to total assets at December 31, 1995 remained below 1%, at .80% versus .67% at the end of 1994.

  As of December 31, 1995, the Company had $1.2 million of other real estate owned versus $4.4 million on December 31, 1994. During 1995, the Company sold foreclosed properties with a carrying value of $2.9 million. New foreclosures totalled $1.1 million in 1995. In addition, on January 1, 1995, upon the adoption of SFAS No. 114, the Company reclassified $1.8 million of substantially foreclosed real estate to loan status.

  The total amount of loans delinquent 30 days or more at December 31, 1995 was $8.7 million, compared to $4.1 million at the end of 1994. As of December 31, 1995, there were twenty-five loans with an aggregate principal balance of $4.0 million which were delinquent 90 days or more, as compared to sixteen loans with an aggregate principal balance of $1.4 million at the end of 1994. Part of this increase was due to the SFAS No. 114 reclassification outlined above.

  The Company's stockholders' equity increased by $6.0 million or 6.5% in 1995, resulting from net income of $5.7 million, option transactions of $108,000 and ESOP transactions of $228,000. Cash dividends paid by the Company and its predecessors amounting to $1.7 million or $0.32 per share, were declared and charged to retained earnings during 1995. Due to changes in the interest rate environment during 1995, the Company's stockholders' equity reflected an unrealized gain on securities available-for-sale and held-to-maturity, net of related tax, of $90,000, compared to an unrealized loss of $1.5 million at December 31, 1994, an increase in equity of $1.6 million.

  General Operating Results. Net income was $5.7 million or $1.07 per share in 1995 compared to $7.0 million or $1.32 per share in 1994, a decrease of $1.3 million or 18.6%. Two items of a nonrecurring nature had an adverse impact on the 1994 to 1995 comparison. First, the Company incurred one time merger expenses associated with the Affiliation. These costs, which are largely non-deductible for federal income tax purposes, amounted to an after tax net of $1.9 million. Secondly, in 1994 the Company benefitted from $1.1 million of income tax credits under SFAS No. 109, as a result of the reduction of the deferred income tax valuation reserve, compared to a $20,000 benefit in 1995. Somewhat offsetting these two unfavorable factors for the 1995 versus 1994 comparison was the loss on sale of investments of $420,000 in 1994, as compared to a gain of $33,000 in 1995. In addition to these nonrecurring factors, the Company benefited from an increase in net interest income of $3.3 million in 1995 as compared to 1994. This was primarily the result of higher loan volume, combined with favorable interest rates. Income was also enhanced by a decrease in the level of provision for possible loan losses, from $550,000 in 1994 to $325,000 in 1995. Finally, a repricing of deposit insurance assessments contributed to a reduction in this category of expense from $1.3 million in 1994 to $1.0 million in 1995. These factors were partially offset by increases in most other categories of non-interest expense.

  Interest Income. Interest income increased from $47.4 million in 1994 to $61.0 million in 1995, an increase of $13.6 million or 28.7%. This increase partly resulted from an increased level and yield of loans which contributed $8.8 million. The increase in interest income from higher loan levels was enhanced by a $4.9 million increase in investment interest income. The higher level of interest income contributed by the loan portfolio was primarily the result of significant increases in loans outstanding which contributed $6.1 million to the increase. This increase in loan volume resulted from higher levels of lending in residential and commercial loan products. Improving residential yields and a higher concentration of commercial real estate and small business loans resulted in the loan yield increasing to 8.32% in 1995 from 7.72% in 1994. The effect of the higher loan yield increased loan interest income by $2.7 million.

  Interest Expense. Interest expense in 1995 amounted to $33.2 million, an increase of $10.3 million or 45.0% from $22.9 million in 1994. The contributing factors to this increase were greater volume in higher yielding term certificates and higher levels of borrowed funds. The average rate paid on deposits increased from 3.55% in 1994 to 4.35% in 1995. Average deposit volume also increased from $501.0 million in 1994 to $525.7 million in 1995, up $24.7 million or 4.9%. Average term certificates increased $57.4 million or 24.9% from the 1994 level. Average FHLBB borrowings increased to $166.8 million in 1995 compared to $100.0 million in 1994, an increase of $66.8 million.

  Provision for Possible Loan Losses. The provision for possible loan losses was $325,000 in 1995 versus $550,000 in 1994, a 40.9% decrease. There were loan charge-offs of $344,000 in 1995, compared to $206,000 in 1994. At December 31, 1995 the Company's allowance for possible loan losses amounted to $7.1 million which represented 140.1% of non-performing loans at year-end.

  Noninterest Income. Noninterest income in 1995 amounted to $1.7 million, an increase of $400,000 or 30.8% from $1.3 million in 1994. This increase was mainly due to a modest gain on sale of securities of $33,000 in 1995, compared to a $420,000 loss in 1994. Customer service fees declined from $1.4 million in 1994 to $1.3 million in 1995, a decrease of $100,000 or 7.1%. This decrease was mostly a result of competitive pressure on checking and NOW account fees.

  Noninterest Expense. Noninterest expenses increased by $2.8 million or 18.0% in 1995 to $18.2 million. Included in the 1995 total was $2.0 million for investment banking, legal, accounting and other costs related to the Affiliation. Other significant components of the change in expenses include a $657,000 or 8.3% increase in compensation and benefits, a $222,000 or 12.5% increase in occupancy and equipment costs, a decrease in data processing and professional services of $41,000 or 2.5%, a $245,000 or 19.6% decrease in federal deposit insurance premiums, a decrease in gains from other real estate owned sales of $71,000 or 16.4%, a $47,000 or 10.5% increase in marketing costs, and a $143,000 or 5.6% increase in other noninterest expense.

  The increase in compensation and benefits costs was caused by normal factors including the Company's costs related to the ESOP, 401(k) and retirement plans. In addition, salary costs increased due to an increase in staff, mainly to augment loan production efforts, normal salary increases, and costs associated with the Company's medical insurance program and payroll taxes. The Company's contribution to the pension plans increased by $148,000 in 1995. Occupancy expenses increased as a result of higher rental costs, maintenance of facilities, and depreciation costs and cost associated with the closing of Lexington's Woburn office. Professional fees other than those related to the Affiliation declined as a result of cost savings in the areas of consulting, legal, and accounting expenses. The decrease in federal deposit insurance premiums for the period was mainly due to premium restructuring of the BIF. The decrease in other real estate owned income, net to $107,000 in 1995 is the direct result of lower foreclosure activity and less property available for sale. Other noninterest expenses were up primarily because of increases in postage and office supplies, and write-offs of $116,000 on the Company's mandated investment in the Massachusetts Thrift Institutions Fund for Economic Development.

  Because the Affiliation was consummated in the fourth quarter of 1995, the Company did not recognize significant cost savings from the Affiliation during 1995. As previously disclosed, the Company expects that the Affiliation will result in cost savings through consolidation economies in future years, although the actual amount of savings realized will depend on management's success in eliminating duplicative expenses and on market factors beyond management's control.

  Income Tax Expense. Income tax expense was $5.2 million for 1995, compared to $2.8 million in 1994. Pre-tax income was $10.9 million for 1995 compared to $9.8 million in 1994, an increase of $1.1 million or 11.2%. Income tax expense was offset by a reduction in the deferred income tax asset valuation reserve of $1.1 million in 1994. At December 31, 1995, the net deferred income tax asset amounted to $3.1 million. The primary sources of recovery of the deferred income tax asset are taxes paid, which are available for carry back, from 1995, 1994, and 1993, and the expectation that the deductible temporary differences will reverse during periods when the Company generates taxable income.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of liquidity are dividends from subsidiaries, and maturities, repayments and interest on investments. The Company may use its liquidity to pay cash dividends to stockholders, fund operating expenses and pay taxes. On January 16, 1997 the Company declared a regular quarterly dividend of $0.15 per share payable on February 14, 1997 to stockholders of record on January 30, 1997. This dividend represents a 25% increase over the $0.12 per share paid a year ago.

  The primary sources of funds for the Company's bank subsidiaries are deposits, FHLB borrowings, principal and interest payments on loans, mortgage-backed and mortgaged-backed derivative securities, and maturities of investment securities. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by economic conditions, interest rate levels, and regulatory changes. The earning asset growth of $156.7 million for the year ended December 31, 1996 was funded by a net gain in deposits of $68.7 million, primarily from core deposits, term certificates, and net advances from the FHLB amounting to $80.3 million.

  The Company's bank subsidiaries, as members of the FHLB, have overnight lines of credit of approximately $23.5 million and an overall borrowing capacity of approximately $604.0 million from the FHLB. At December 31, 1996 outstanding borrowings were $267.2 million under these facilities. Any borrowings must be collateralized by a combination of investment securities and certain first mortgage loans. In addition, the subsidiaries have the ability to enter into repurchase agreements, with an aggregate credit line of $150.0 million, with various brokers.

  At December 31, 1996, the Company had outstanding commitments of $37.7 million to originate loans and advance funds. In addition there were outstanding unused lines of credit and letters of credit amounting to $44.3 million at December 31, 1996. As of that date, the Company had no commitments to sell loans. The Company believes that it will have sufficient funds available to meet all of its commitments as a result of the liquidity inherent in its balance sheet, combined with its available borrowing capacity through the FHLB.

  The Company and its subsidiaries are subject to certain capital standards prescribed by regulations. The following tables show the regulatory capital ratios as they compare to the minimum guidelines at December 31, 1996:

                                                       AFFILIATED
                            THE FEDERAL   LEXINGTON     COMMUNITY     MINIMUM
                            SAVINGS BANK SAVINGS BANK BANCORP, INC. REQUIREMENTS
                            ------------ ------------ ------------- ------------
Risk-based ratios:
  Tier 1 capital...........    18.01%       14.10%        17.83%        4.00%
  Total capital............    19.26        15.01         19.08         8.00
Tangible capital...........     9.26          N/A           N/A         1.50
Core capital...............     9.47          N/A           N/A         3.00
Tier 1 leverage capital....      N/A         8.37          9.98         3.00

IMPACT OF INFLATION AND CHANGING PRICES

  Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

  In March 1995, the FASB issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. The new statement did not have a significant impact on results of operations or financial condition at adoption.

  In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 122 requires entities that engage in mortgage banking activities to recognize as separate assets rights to service mortgage loans for others acquired through either the purchase or origination of mortgage loans and sale or securitization of those loans with servicing retained. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The new statement did not have a significant impact on the Company's reported results of operations or financial condition at adoption.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes financial accounting and reporting standards for stock-based employee compensation plans, and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. The Company adopted SFAS No. 123 effective January 1, 1996. SFAS No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for its stock-based employee compensation using the intrinsic value method in accordance with the Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations and will report the pro forma disclosures required by SFAS No. 123.

  In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is generally effective for transfers and servicing of financial assets and extinguishments of liabilities, as defined, after December 31, 1996. SFAS No. 125 requires an entity to recognize upon a transfer the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished.

SFAS No. 125 supersedes SFAS No. 122. For servicing contracts in existence before January 1, 1997, previously recognized servicing rights and "excess servicing" receivables that do not exceed contractually specified servicing fees are combined, net of any previously recognized servicing obligations, as a servicing asset or liability, with previously recognized servicing receivables that exceed contractually specified servicing fees being reclassified as interest-only strips receivable. The Company's management anticipates that the adoption of this statement will not have a material impact on its financial condition or results of operations.

  In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is to become effective for fiscal years ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and will require a restatement of prior years' earnings per share. The Company's management anticipates that the application of the new statement will not have a significant impact on the Company's reported results when adopted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (1)

                                                                          PAGE
                                                                          -----
Independent Auditors' Reports............................................ 35-37
Consolidated Statements of Financial Condition as of December 31, 1996
 and 1995................................................................ 38
Consolidated Statements of Income for the years ended December 31, 1996,
 1995 and 1994........................................................... 39
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1996, 1995 and 1994........................................ 40
Consolidated Statements of Cash Flows for the years ended December 31,
 1996, 1995 and 1994..................................................... 41
Notes to Consolidated Financial Statements............................... 42

--------
(1) All schedules have been omitted because they are not required, not applicable or are included in Notes to Consolidated Financial Statements.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Affiliated Community Bancorp,
Inc.:

  We have audited the accompanying consolidated statements of financial condition of Affiliated Community Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of The Federal Savings Bank, a bank acquired during 1995 in a transaction accounted for as a pooling of interests, as of and for the years ended December 31, 1995 and 1994, as discussed in Note
2. Such statements are included in the consolidated financial statements of Affiliated Community Bancorp, Inc. and reflect total assets of 52 percent as of December 31, 1995 and total interest income of 53 percent and 52 percent in 1995 and 1994, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion on the consolidated financial statements of Affiliated Community Bancorp, Inc. and subsidiaries as of December 31, 1995 and for the two years in the period ended December 31, 1995, insofar as it relates to amounts included for The Federal Savings Bank, is based solely upon the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements were free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Affiliated Community Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 15, 1997

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Federal Savings Bank:

  We have audited the consolidated statements of financial condition of The Federal Savings Bank and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1995. These consolidated financial statements, which are not presented separately herein, are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Federal Savings Bank and subsidiaries as of December 31, 1994 and 1995 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in notes 1 and 3 to the consolidated financial statements referred to above, the Company changed its method of accounting for investment securities in 1994.

                                          KPMG Peat Marwick LLP

Boston, Massachusetts
January 15, 1996

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors Main Street Community Bancorp, Inc.:

  We have audited the consolidated statement of financial condition of Main Street Community Bancorp, Inc. and subsidiary as of December 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Main Street Community Bancorp, Inc. and subsidiary as of December 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

  As discussed in notes 1 and 3 to the consolidated financial statements referred to above, the Company changed its method of accounting for investment securities in 1994.

                                          KPMG Peat Marwick LLP

Boston, Massachusetts January 20, 1995

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1996 AND 1995

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31,
                                                         --------------------
                                                            1996       1995
                                                         ----------  --------
                         ASSETS
Cash and due from banks................................. $   11,331  $ 14,037
Federal funds sold and overnight deposits...............      4,464     4,125
Investment securities--held to maturity (market value
 $173,372 and $177,384 at December 31, 1996 and 1995,
 respectively) (notes 3 and 8)..........................    173,510   176,100
Investment securities--available for sale (amortized
 cost $160,395 and $114,292 at December 31, 1996 and
 1995, respectively) (notes 3 and 8)....................    159,844   114,836
Loans held for sale.....................................        --      1,071
Loans receivable, net of allowance for possible loan
 losses of $7,759 and $7,127 at December 31, 1996 and
 1995, respectively (notes 4 and 11)....................    645,797   535,679
Federal Home Loan Bank stock, at cost (note 3)..........     14,638    10,355
Other real estate owned, net (note 5)...................        133     1,201
Accrued interest receivable.............................      7,124     5,873
Office properties and equipment, net (note 6)...........      8,428     8,446
Deferred tax asset, net (note 10).......................      3,405     3,096
Other assets............................................      3,539     3,661
                                                         ----------  --------
    Total assets........................................ $1,032,213  $878,480
                                                         ==========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 7)..................................... $  652,509  $583,832
  Federal Home Loan Bank advances (note 8)..............    267,171   186,835
  ESOP debt (note 14)...................................      1,394       679
  Mortgagors' escrow payments...........................      2,087     1,904
  Securities sold under agreements to repurchase (note
   9)...................................................        727       --
  Other (note 14).......................................      6,923     5,940
                                                         ----------  --------
    Total liabilities...................................    930,811   779,190
                                                         ----------  --------
Commitments and contingencies (notes 4, 11, and 12)
Stockholders' equity (notes 13 and 14):
  Preferred stock, $.01 par value; 2,000,000 shares
   authorized, none issued..............................        --        --
  Common stock, $.01 par value; 18,000,000 shares
   authorized; shares issued 5,347,166 in 1996 and
   5,296,700 in 1995....................................         53        53
  Additional paid-in capital............................     49,159    48,263
  Retained earnings--restricted (notes 2 and 13)........     57,518    51,563
  Treasury stock at cost, 198,000 shares at December 31,
   1996.................................................     (3,402)      --
  Unearned compensation--ESOP (note 14).................     (1,394)     (679)
  Net unrealized gain (loss) on investment securities,
   net of tax effects (notes 3 and 10)..................       (532)       90
                                                         ----------  --------
    Total stockholders' equity..........................    101,402    99,290
                                                         ----------  --------
    Total liabilities and stockholders' equity.......... $1,032,213  $878,480
                                                         ==========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     1996     1995     1994
                                                    -------  -------  -------
Interest and dividend income:
  Interest and fees on loans....................... $48,661  $41,924  $33,150
  Interest and dividend income on investment
   securities......................................  22,415   18,598   13,752
  Interest on federal funds sold and overnight
   deposits........................................     265      474      469
                                                    -------  -------  -------
    Total interest and dividend income.............  71,341   60,996   47,371
                                                    -------  -------  -------
Interest expense:
  Interest on deposits (note 7)....................  25,775   22,878   17,762
  Interest on borrowed funds.......................  14,289   10,346    5,130
                                                    -------  -------  -------
    Total interest expense.........................  40,064   33,224   22,892
                                                    -------  -------  -------
Net interest income................................  31,277   27,772   24,479
Provision for possible loan losses (note 4)........     605      325      550
                                                    -------  -------  -------
Net interest income after provision for possible
 loan losses.......................................  30,672   27,447   23,929
                                                    -------  -------  -------
Noninterest income:
  Mortgage loan servicing fees.....................     309      324      293
  Customer service fees and other..................   1,300    1,320    1,383
  Gain (loss) on sales of securities, net..........     (47)      33     (420)
  Gain on sales of loans, net......................      76       16       92
                                                    -------  -------  -------
    Total noninterest income.......................   1,638    1,693    1,348
                                                    -------  -------  -------
Noninterest expenses:
  Compensation and employee benefits (notes 14 and
   15).............................................   9,054    8,587    7,930
  Occupancy and equipment (notes 6 and 12).........   2,086    1,994    1,772
  Data processing..................................     835      792      809
  Professional services............................     702      786      810
  Federal Deposit Insurance premiums (notes 1 and
   7)..............................................   2,860    1,006    1,251
  Other real estate owned expenses (income), net
   (note 5)........................................     129     (107)    (124)
  Marketing and promotion..........................     572      496      449
  Merger expenses (note 2).........................     --     1,989      --
  Other............................................   2,728    2,691    2,548
                                                    -------  -------  -------
    Total noninterest expenses.....................  18,966   18,234   15,445
                                                    -------  -------  -------
Income before provision for income taxes...........  13,344   10,906    9,832
Provision for income taxes (note 10)...............   4,821    5,199    2,806
                                                    -------  -------  -------
    Net income..................................... $ 8,523  $ 5,707  $ 7,026
                                                    =======  =======  =======
Earnings per share:
  Primary.......................................... $  1.65  $  1.07  $  1.32
                                                    =======  =======  =======
  Fully diluted.................................... $  1.64  $  1.07  $  1.32
                                                    =======  =======  =======
Weighted average shares outstanding:
  Primary..........................................   5,169    5,327    5,303
                                                    =======  =======  =======
  Fully diluted....................................   5,208    5,346    5,306
                                                    =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             NET UNREALIZED
                                ADDITIONAL                       UNEARNED    GAIN (LOSS) ON
                         COMMON  PAID-IN   TREASURY  RETAINED  COMPENSATION-   INVESTMENT
                         STOCK   CAPITAL    STOCK    EARNINGS      ESOP        SECURITIES    TOTAL
                         ------ ---------- --------  --------  ------------- -------------- --------
Balance at December 31,
 1993...................  $ 53   $47,935   $   --    $42,341      $  (964)      $    78     $ 89,443
 Net income.............   --        --        --      7,026          --            --         7,026
 ESOP transactions......   --         63       --        --           143           --           206
 Issuance of common
  stock under stock
  option plan...........   --         71       --        --           --            --            71
 Cash dividends declared
  ($.35 per share)......   --        --        --     (1,839)         --            --        (1,839)
 Change in net
  unrealized gain (loss)
  on securities
  available for sale,
  net of tax effect.....   --        --        --        --           --         (1,621)      (1,621)
                          ----   -------   -------   -------      -------       -------     --------
Balance at December 31,
 1994...................    53    48,069       --     47,528         (821)       (1,543)      93,286
 Net income.............   --        --        --      5,707          --            --         5,707
 ESOP transactions......   --         86       --        --           142           --           228
 Issuance of common
  stock under stock
  option plan...........   --        108       --        --           --            --           108
 Cash dividends declared
  ($.32 per share)......   --        --        --     (1,672)         --            --        (1,672)
 Changes in net
  unrealized gain (loss)
  on securities
  available for sale,
  net of tax effect.....   --        --        --        --           --          1,633        1,633
                          ----   -------   -------   -------      -------       -------     --------
Balance at December 31,
 1995...................    53    48,263       --     51,563         (679)           90       99,290
 Net income.............   --        --        --      8,523          --            --         8,523
 Common stock acquired
  by ESOP...............   --        231       679       --          (910)          --           --
 ESOP transactions......   --        127       --         34          195           --           356
 Issuance of common
  stock under stock
  option plan...........   --        396       --        --           --            --           396
 Purchase of treasury
  stock.................   --        --     (4,081)      --           --            --        (4,081)
 Tax benefit from stock
  options exercised.....   --        142       --        --           --            --           142
 Cash dividends declared
  ($.51 per share)......   --        --        --     (2,602)         --            --        (2,602)
 Change in net
  unrealized gain (loss)
  on securities
  available for sale,
  net of tax effect.....   --        --        --        --           --           (622)        (622)
                          ----   -------   -------   -------      -------       -------     --------
Balance at December 31,
 1996...................  $ 53   $49,159   $(3,402)  $57,518      $(1,394)      $  (532)    $101,402
                          ====   =======   =======   =======      =======       =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (DOLLARS IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1996       1995      1994
                                                 ---------  --------  ---------
Cash flows from operating activities:
 Net income....................................  $   8,523  $  5,707  $   7,026
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for possible loan losses............        605       325        550
 Provision for losses on other real estate
  owned........................................        220       220        233
 Depreciation and amortization.................        771       644        601
 Gain on sales of loans........................        (76)      (16)       (92)
 (Gain) loss on sales of securities............         47       (33)       420
 Net gain on sales of other real estate owned..       (285)     (361)      (432)
 Net amortization of premiums on investment
  securities...................................        696       620      1,158
 (Benefit) provision for (prepaid) deferred
  income taxes.................................         86       751     (1,135)
 ESOP transactions.............................        392       228        206
 Increase in Federal Home Loan Bank stock......     (4,283)     (549)    (3,690)
 (Increase) decrease in loans held for sale....      1,071    (1,071)     5,726
 Increase in accrued interest receivable.......     (1,251)   (1,014)      (898)
 Other, net....................................        715      (242)    (1,559)
                                                 ---------  --------  ---------
  Net cash provided by operating activities....      7,231     5,209      8,114
Cash flows from investing activities:
 Proceeds from sales of investment securities
  available for sale...........................      1,104     4,423     25,511
 Proceeds from maturities of investment
  securities available for sale................     30,510    21,040     13,522
 Proceeds from maturities of investment
  securities held to maturity..................     10,974    15,503        606
 Purchases of investment securities available
  for sale.....................................    (85,953)  (45,172)   (41,874)
 Purchases of investment securities held to
  maturity.....................................    (34,162)  (37,587)  (117,254)
 Principal payments received on investment
  securities available for sale................      8,642     3,136      7,856
 Principal payments received on investment
  securities held to maturity..................     27,464    28,353     30,564
 Loan originations, net of repayments..........   (112,482)  (67,016)   (71,943)
 Proceeds from sale of office properties and
  equipment....................................        --        201          3
 Purchases of office properties and equipment..       (753)   (1,466)    (1,177)
 Capitalized costs associated with other real
  estate owned net of payments received........       (108)      (92)      (524)
 Proceeds from sales of other real estate
  owned........................................        815     1,938      4,950
                                                 ---------  --------  ---------
  Net cash used by investing activities........   (153,949)  (76,739)  (149,760)
Cash flows from financing activities:
 Net increase in deposits......................     68,677    51,562      6,799
 Additions to Federal Home Loan Bank advances..     80,336    26,635     98,200
 Increase in mortgagors' escrow payments.......        183        87        246
 Increase in securities sold under agreements
  to repurchase................................        727       --         --
 Proceeds from issuance of common stock........        396       108         71
 Unfilled conversion stock subscription
  orders.......................................        --        --      (8,478)
 Purchase of treasury stock....................     (4,081)      --         --
 Proceeds from issuance of long-term debt......        859       --         --
 Purchase of common stock by ESOP..............       (910)      --         --
 Proceeds from sale of treasury stock..........        910       --         --
 ESOP transactions.............................       (144)     (142)      (143)
 Cash dividends paid on common stock...........     (2,602)   (2,203)    (1,665)
                                                 ---------  --------  ---------
  Net cash provided by financing activities....    144,351    76,047     95,030
Net increase (decrease) in cash and cash
 equivalents...................................     (2,367)    4,517    (46,616)
Cash and cash equivalents at beginning of
 year..........................................     18,162    13,645     60,261
                                                 ---------  --------  ---------
Cash and cash equivalents at end of year.......  $  15,795  $ 18,162  $  13,645
                                                 =========  ========  =========
Supplemental disclosures of cash flow
 information:
 Interest paid on deposits.....................  $  25,742  $ 25,373  $  18,399
 Interest paid on borrowed funds...............     14,859    10,115      4,655
 Income taxes paid, net of refunds.............      5,525     4,437      3,547
Supplemental disclosures of non-cash
 transactions:
 Transfers to (from) foreclosed real estate....      1,006      (622)     1,993
 Loans granted on sale of foreclosed real
  estate.......................................      1,497       827      1,189
 Investment securities transferred to available
  for sale.....................................        --     24,788     35,063
 Investment securities transferred from
  available for sale to held to maturity, net
  of unrealized depreciation...................        --        --      14,393
 Securitization of loans to mortgage backed
  investments available for sale...............      2,326       --       5,753

  The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of presentation and consolidation

  The accompanying consolidated financial statements include the accounts of Affiliated Community Bancorp, Inc., a Massachusetts corporation (the "Company" or "Affiliated"), and its two wholly owned direct subsidiaries, Lexington Savings Bank ("Lexington"), a Massachusetts chartered savings bank, and The Federal Savings Bank, a federally chartered savings bank ("Federal"), which are located in Lexington, Massachusetts and Waltham, Massachusetts, respectively. Lexington, as a state chartered savings bank, is insured by the Bank Insurance Fund ("BIF") and Federal, as a federally chartered savings institution, is insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation.

  Federal converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on December 28, 1993. As part of the conversion, Main Street Community Bancorp, Inc. ("Main Street") was formed, acquired all of Federal's conversion stock and issued its common stock in a subscription offering. As a part of the affiliation of Federal and Lexington, Main Street was merged into Affiliated on October 18, 1995. See Note 2 for details of the affiliation.

  Lexington has four wholly owned subsidiaries, Lexington Financial Planning, Inc. ("LFP"), Lexington Securities Corporation, Mass. Ave. Securities Corporation and Minuteman Investment Corporation. LFP provides financial planning services to individuals within the Bank's market area. The other subsidiaries were established in December 1993 for the purpose of buying, holding and selling investment securities. Federal has four wholly owned subsidiaries, Main Street Building Corporation ("MSBC"), Main Street Investment Corporation ("MSIC"), TFSB Securities Corp I and TFSB Securities Corp II. MSBC holds, operates, manages and disposes of real estate owned acquired through foreclosure. MSIC was established in June 1994 as a service corporation to offer discount brokerage services. TFSB Securities Corp I and TFSB Securities Corp II were established in February 1996 for the purpose of buying, holding and selling investment securities. All material intercompany accounts and transactions have been eliminated in consolidation.

  The Company and its subsidiaries provide a full range of banking services to individual and corporate customers, are subject to competition from other financial institutions, are subject to regulations of certain federal and state agencies, and undergo periodic examinations by those regulatory authorities.

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and income and expenses during the reporting periods. Actual results could differ from those estimates.

  Material estimates that are particularly susceptible to change relate to the determination of the allowance for possible loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

 Cash equivalents

  Cash equivalents include federal funds sold with maturities of one day, Federal Home Loan Bank overnight deposits and interest-bearing deposits in banks which mature within 30 days.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

 Investment securities

  Debt securities that management has the positive intent and ability to hold to maturity be classified as "held to maturity" and reflected at amortized cost. Investments that are purchased and held principally for the purpose of selling in the near term are classified as "trading securities" and are reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings. Investments not classified as either of the above are classified as "available for sale" and are reflected on the balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax.

  In the fourth quarter of 1995, concurrent with the adoption of its implementation guide on SFAS No. 115, the Financial Accounting Standards Board ("FASB") allowed a one time reassessment of the SFAS No. 115 classifications of all securities currently held. Any reclassifications are accounted for at fair value in accordance with SFAS No. 115, and any reclassifications from the held-to-maturity portfolio that result from this one time reassessment do not call into question the intent of the Company to hold other debt securities to maturity in the future. The Company used the opportunity under this one time reassessment to reclassify securities from held-to-maturity to the available-for-sale portfolio with an amortized cost of approximately $24,788,000. In connection with this reclassification, net unrealized gains of $142,000 were recorded in available-for-sale securities and in stockholders' equity (on a net-of-tax basis).

  Federal Home Loan Bank stock is reflected at cost. Premiums and discounts are amortized and accreted over the term of the securities on the interest method or a method that approximates the interest method over the terms of the investments.

  If a decline in fair value below the amortized cost basis of an investment security is judged to be other than temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write down is included in earnings. Gains and losses on the sale of investment securities are recognized at the time of the sale using the specific identification method.

 Loans

  The Company grants mortgage, commercial and consumer loans to customers that are primarily located in the eastern Massachusetts area. The ability of borrowers to honor their contracts is primarily dependent on the real estate and construction economic sectors and the general economy.

  Loans are stated at the amount of unpaid principal increased by the unamortized premium on loans purchased and reduced by unadvanced loan funds, net deferred loan fees and the allowance for possible loan losses. Premiums paid on loans acquired are amortized as an adjustment of the related loan yields by a method which approximates the interest method. Loan origination and commitment fees and certain direct loan origination costs, applicable to mortgage, commercial and construction loans, are deferred and amortized to interest income over the contractual lives of the loans by the interest method or taken into income at the time the loans are sold.

  Interest on loans is recognized on a simple-interest basis and is generally not accrued for loans which are ninety days or more past due. Interest income previously accrued on such loans is reversed against current period earnings.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  Loans held for sale are carried at the lower of aggregate cost or market value. No adjustments for unrealized losses were required for 1996, 1995 and 1994.

  The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosures," on January 1, 1995. Under these accounting standards, loans are considered impaired when it is probable that the Company will not be able to collect principal, interest and fees according to the contractual terms of the loan agreement. Management considers the paying status, net worth and earnings potential of a borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. The amount judged to be impaired is the difference between the present value of the expected cash flows using as a discount rate the original contractual effective interest rate and the recorded investment of the loan. If foreclosure on a collateralized loan is probable, impairment is measured based on the fair value of the collateral compared to the recorded investment. If appropriate, a valuation reserve is established to recognize the difference between the recorded investment and the present value. Impaired loans are charged off when management believes that the collectibility of the loan's principal is remote. The Company considers nonaccrual loans, except for smaller balance homogenous residential and consumer loans, and troubled debt restructures to be impaired under SFAS No. 114, as amended. All impaired loans are classified as nonaccrual. The adoption of this new standard on January 1, 1995 did not have an impact on the Company's allowance for possible loan losses.

  SFAS No. 114 also revises the definition of In-Substance Foreclosures ("ISF"). Under the new definition, ISF classification applies only to loans for which collateral is in the physical possession of the creditor. Upon adoption of SFAS No. 114, $1,816,000 of ISF was reclassified to loans.

 Allowance for possible loan losses

  The allowance for possible loan losses is established through a provision for possible loan losses charged to earnings and is maintained at a level considered adequate by management to provide for potential loan losses.

  The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

  The allowance is an estimate, and ultimate losses may vary from current estimates and future additions to the allowance may be necessary. As adjustments become necessary, they are reported in the results of operations for the periods in which they become known. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely.

 Loan Servicing

  The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" effective January 1, 1996. SFAS No. 122 requires entities that engage in mortgage banking activities to recognize as separate assets rights to service mortgage loans for others acquired through either the purchase or origination of mortgage loans and sale or securitization of those loans with servicing retained.

  The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES underlying loans; interest rates, type of interest and loan maturity dates. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

  When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing receivable" or "deferred servicing revenue" is amortized over the estimated life using a method approximating the interest method.

  The excess servicing receivables are periodically evaluated in relation to estimated future servicing revenues, taking into consideration changes in interest rates, current prepayment rates, and expected future cash flows. The Bank evaluates the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management's best estimate of remaining loan lives and discounted at the original discount rate.

  Mortgage servicing rights of $31,000 were capitalized and amortization of the mortgage servicing rights was $3,000 in 1996. No adjustment was required in 1996 to write down the capitalized asset to fair value.

 Other real estate owned

  Real estate acquired in settlement of loans is held for sale and is carried at the lower of cost or fair value less estimated costs to sell. Troubled loans are transferred to foreclosed property upon completion of formal foreclosure proceedings.

  Real estate properties acquired through foreclosure are initially recorded at fair value at the date of foreclosure, with any reduction in value charged to the allowance for possible loan losses at the time of transfer. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

  Valuations are periodically performed by management, and a valuation allowance is established through a charge to earnings if the carrying value of a property exceeds its fair value less estimated costs to sell.

 Office premises and equipment

  Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are carried at cost, less accumulated amortization computed on the straight-line method over the shorter of the lease or the estimated lives of the assets. It is general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for improvements are capitalized and depreciated.

 Intangible assets

  Goodwill attributable to the acquisition of Suburban National Corporation in 1993 is being amortized over ten years by the straight-line method. The Company reviews goodwill quarterly to assess realizability. Any impairments deemed permanent are recognized in current operating results. Based on the most recent analysis, the Company believes that no material impairment of goodwill existed at December 31, 1996 or December 31, 1995.

 Income taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires that deferred tax assets and liabilities be reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities will be adjusted accordingly through the provision for income taxes.

  For regulatory capital purposes, the recognition of deferred tax assets, when realization of such is dependent on an institution's future taxable income, is limited to the amount that can be realized within one year or 10% of capital, whichever is less.

 Retirement plans

  The compensation cost of an employee's pension benefit is recognized on the net periodic pension cost method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

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

  Dividends declared per share for the years ended December 31, 1995 and 1994 represent the combined historical dividends declared by Lexington and Main Street determined by dividing the sum of the total dividends declared by Lexington and Main Street by the sum of the outstanding shares of common stock of Lexington and Main Street to which the dividends declared apply.

 Recent Accounting Pronouncements

  In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is generally effective for transfers and servicing of financial assets and extinguishments of liabilities, as defined, after December 31, 1996. SFAS No. 125, as amended, requires an entity to recognize upon a transfer the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. SFAS No. 125 supercedes SFAS No.
122. For servicing contracts in existence before January 1, 1997, previously recognized servicing rights and "excess servicing" receivables that do not exceed contractually specified servicing fees are combined, net of any previously recognized servicing obligations, as a servicing asset or liability with previously recognized servicing receivables that exceed contractually specified servicing fees being reclassified as interest-only strips receivable. The Company's management anticipates that the adoption of this statement will not have a material impact on its financial condition or results of operations.

 Reclassifications

  Certain reclassificiations have been made to the 1994 and 1995 consolidated financial statements to conform with the 1996 presentation. Such reclassifications have no effect on previously reported consolidated net income.

2. AFFILIATION

  Effective at the close of business on October 18, 1995, Affiliated acquired by merger all of the outstanding stock of two savings banks, Federal and Lexington, in a merger-of-equals transaction consummating the affiliation of Lexington and Federal (the "Affiliation").

  Main Street, Federal's former holding company, was a business corporation formed at the direction of Federal under the laws of the Commonwealth of Massachusetts on September 1, 1993. On December 28, 1993 (i) Federal converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, (ii) Federal issued all of its outstanding capital stock to Main Street, and (iii) Main Street consummated its initial public offering of common stock, par value $.01 per share by selling 2,907,200 shares at a price of $10.00 per share, to Federal's Employee Stock Ownership Plan ("Federal ESOP") and to certain of Federal's eligible account holders who had subscribed for such shares (collectively, the "Conversion").

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  As a result of the Conversion, Federal became a wholly owned subsidiary of Main Street. Main Street ceased operations on October 18, 1995 as a consequence of the Affiliation.

  Lexington and Main Street entered into an Affiliation Agreement and Plan of Reorganization dated as of March 14, 1995 (the "Affiliation Agreement"). The Affiliation Agreement provided for, among other things, (a) the formation by Lexington of a temporary bank holding company, LEXB Holding, Inc., (b) the acquisition by LEXB Holding, Inc. of all of the outstanding stock of Lexington, (c) the merger of LEXB Holding, Inc. with and into Affiliated and
(d) the merger of Main Street with and into Affiliated. The Affiliation was subject to approval by the stockholders of Main Street and Lexington and approval of state and federal bank regulatory agencies. At a Special Meeting of Main Street stockholders on August 22, 1995, the stockholders of Main Street approved the Affiliation Agreement and related transactions. At a Special Meeting of Lexington stockholders on September 14, 1995, the stockholders of Lexington approved the Affiliation Agreement and related transactions. The final remaining bank regulatory approval of the Affiliation was obtained on October 17, 1995.

  The transaction was accounted for as a pooling of interests under which the shareholders of Main Street, holding 2,907,200 shares received 2,907,200 shares of Affiliated common stock, and the shareholders of Lexington, holding 2,383,500 shares, received 2,383,500 shares of Affiliated common stock.

  The following table summarizes the separate results of operations and financial condition of Lexington and Main Street as of and for the nine months ended September 30, 1995 (unaudited).

                                                       LEXINGTON    MAIN STREET
                                                       -----------  ------------
                                                       (DOLLARS IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)
   Net interest income................................ $     9,483   $    11,076
   Net income......................................... $     2,482   $     3,090
   Earnings per share:
     Primary.......................................... $      1.01   $      1.08
     Fully diluted.................................... $      1.01   $      1.08
   Total assets....................................... $   404,717   $   432,393
   Deposits........................................... $   256,511   $   317,826
   Stockholders' equity............................... $    38,936   $    59,790

  The following table summarizes the separate results of operations and financial condition of Lexington and Main Street as of and for the year ended
December 31, 1994.

                                                       LEXINGTON    MAIN STREET
                                                       -----------  ------------
                                                       (DOLLARS IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)
   Net interest income................................ $    11,762   $    12,551
   Net income (1)..................................... $     3,007   $     4,019
   Earnings per share: (1)
     Primary.......................................... $      1.22   $      1.41
     Fully diluted.................................... $      1.22   $      1.41
   Total assets....................................... $   393,659   $   399,937
   Deposits........................................... $   227,400   $   304,870
   Stockholders' equity............................... $    36,301   $    56,985

--------
(1) Results for Main Street include tax benefits resulting from the change in SFAS No. 109 tax valuation reserve of $1,075,000 or $.38 per share for the year ended December 31, 1994.

  As a result of the pooling, the financial statements of Lexington, Federal and Main Street have been combined as if Affiliated had been in existence for the periods reported on.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

3. INVESTMENT SECURITIES

  The amortized cost and fair value of investment securities at December 31, 1996 and 1995, with gross unrealized gains and losses, are as follows:

                                     DECEMBER 31, 1996                        DECEMBER 31, 1995
                          ---------------------------------------- ----------------------------------------
                                      GROSS      GROSS                         GROSS      GROSS
                          AMORTIZED UNREALIZED UNREALIZED   FAIR   AMORTIZED UNREALIZED UNREALIZED   FAIR
                            COST      GAINS      LOSSES    VALUE     COST      GAINS      LOSSES    VALUE
                          --------- ---------- ---------- -------- --------- ---------- ---------- --------
                                       (IN THOUSANDS)                           (IN THOUSANDS)
Securities available for
 sale:
 Government securities..  $ 86,645    $   86    $  (849)  $ 85,882 $ 50,620    $  341    $   (76)  $ 50,885
 Corporate bonds........     2,034         5         (1)     2,038    4,591        18        (18)     4,591
 Asset-backed
  securities............     4,473        12       (161)     4,324    5,801       --        (100)     5,701
 Mortgage-backed
  securities:
 Balloons...............       --        --         --         --       --        --         --         --
 Fixed..................    12,018        47       (118)    11,947   11,518       139        --      11,657
 Variable...............    25,313       389       (139)    25,563   30,190       322       (134)    30,378
                          --------    ------    -------   -------- --------    ------    -------   --------
  Total mortgage-backed
   securities...........    37,331       436       (257)    37,510   41,708       461       (134)    42,035
                          --------    ------    -------   -------- --------    ------    -------   --------
 Mortgage-backed
  derivatives...........     7,585        11        --       7,596    8,229        32        --       8,261
 Marketable equity
  securities............    22,327       368       (201)    22,494    3,343        37        (17)     3,363
                          --------    ------    -------   -------- --------    ------    -------   --------
  Total securities
   available for sale...  $160,395    $  918    $(1,469)  $159,844 $114,292    $  889    $  (345)  $114,836
                          ========    ======    =======   ======== ========    ======    =======   ========
Securities held to
 maturity:
 Government securities..  $ 39,304    $  232    $   (67)  $ 39,469 $ 22,408    $  415    $   (22)  $ 22,801
 Corporate bonds........     3,003        12        --       3,015    4,011        47        --       4,058
 Asset-backed
  securities............    19,466       100       (195)    19,371   17,695        72       (207)    17,560
 Mortgage-backed
  securities:
 Balloons...............    43,583        49       (526)    43,106   50,458       239       (283)    50,414
 Fixed..................    39,702       402       (157)    39,947   46,851       965        (28)    47,788
 Variable...............    14,958        59       (149)    14,868   17,927        56       (188)    17,795
                          --------    ------    -------   -------- --------    ------    -------   --------
  Total mortgage-backed
   securities...........    98,243       510       (832)    97,921  115,236     1,260       (499)   115,997
                          --------    ------    -------   -------- --------    ------    -------   --------
 Mortgage-backed
  derivatives...........    13,494       174        (72)    13,596   16,750       218        --      16,968
                          --------    ------    -------   -------- --------    ------    -------   --------
  Total securities held
   to maturity..........  $173,510    $1,028    $(1,166)  $173,372 $176,100    $2,012    $  (728)  $177,384
                          ========    ======    =======   ======== ========    ======    =======   ========
 Federal Home Loan Bank
  stock, at cost........    14,638       --         --      14,638   10,355       --         --      10,355
                          --------    ------    -------   -------- --------    ------    -------   --------
  Total investment
   securities...........  $348,543    $1,946    $(2,635)  $347,854 $300,747    $2,901    $(1,073)  $302,575
                          ========    ======    =======   ======== ========    ======    =======   ========

  At December 31, 1996 and 1995, the Company has pledged certain investment securities with an amortized cost of $70,434,000 and $55,176,000, respectively, and a fair value of $69,885,000 and $55,135,000, respectively, as collateral against its Federal Home Loan Bank advances, securities sold under agreements to repurchase and the treasury, tax and loan account.

  The proceeds from sales of investment securities available for sale and related gains and losses for the years ended December 31, 1996, 1995 and 1994, are as follows:

                                                           DECEMBER 31,
                                                       -----------------------
                                                        1996    1995    1994
                                                       ------  ------  -------
                                                          (IN THOUSANDS)
   Proceeds from sales of investment securities......  $1,104  $4,423  $25,511
                                                       ======  ======  =======
   Realized gains on sales of investment securities..  $  --   $   70  $    10
                                                       ======  ======  =======
   Realized losses on sales of investment
    securities.......................................  $  (47) $  (37) $  (430)
                                                       ======  ======  =======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The amortized cost and fair value of debt securities by contractual maturity at December 31, 1996 and 1995 is as follows:

                                                                DECEMBER 31, 1996
                   ------------------------------------------------------------------------------------------------------------
                      GOVERNMENT        CORPORATE       ASSET-BACKED     MORTGAGE-BACKED    MORTGAGE-BACKED
                      SECURITIES        SECURITIES       SECURITIES         SECURITIES        DERIVATIVES          TOTAL
                   ----------------- ---------------- ----------------- ------------------ ----------------- ------------------
                   AMORTIZED  FAIR   AMORTIZED  FAIR  AMORTIZED  FAIR   AMORTIZED   FAIR   AMORTIZED  FAIR   AMORTIZED   FAIR
                      COST    VALUE    COST    VALUE    COST     VALUE    COST     VALUE     COST     VALUE    COST     VALUE
                   --------- ------- --------- ------ --------- ------- --------- -------- --------- ------- --------- --------
                                                                  (IN THOUSANDS)
Available for
 sale:
 Within 1 year...   $ 1,506  $ 1,504  $1,005   $1,004  $   --   $   --  $    --   $    --   $   --   $   --  $  2,511  $  2,508
 1 to 5 years....    14,333   14,243   1,029    1,034      --       --       --        --       --       --    15,362    15,277
 5 to 10 years...    60,298   59,887     --       --       --       --       --        --       --       --    60,298    59,887
 Over 10 years...    10,508   10,248     --       --     4,473    4,324   37,331    37,510    7,585    7,596   59,897    59,678
                    -------  -------  ------   ------  -------  ------- --------  --------  -------  ------- --------  --------
                    $86,645  $85,882  $2,034   $2,038  $ 4,473  $ 4,324 $ 37,331  $ 37,510  $ 7,585  $ 7,596 $138,068  $137,350
                    =======  =======  ======   ======  =======  ======= ========  ========  =======  ======= ========  ========
                                                                DECEMBER 31, 1995
                   ------------------------------------------------------------------------------------------------------------
                      GOVERNMENT        CORPORATE       ASSET-BACKED     MORTGAGE-BACKED    MORTGAGE-BACKED
                      SECURITIES        SECURITIES       SECURITIES         SECURITIES        DERIVATIVES          TOTAL
                   ----------------- ---------------- ----------------- ------------------ ----------------- ------------------
                   AMORTIZED  FAIR   AMORTIZED  FAIR  AMORTIZED  FAIR   AMORTIZED   FAIR   AMORTIZED  FAIR   AMORTIZED   FAIR
                     COST     VALUE    COST    VALUE    COST     VALUE    COST     VALUE     COST     VALUE    COST     VALUE
                   --------- ------- --------- ------ --------- ------- --------- -------- --------- ------- --------- --------
                                                                  (IN THOUSANDS)
Available for
 sale:
 Within 1 year...   $20,049  $20,263  $2,501   $2,485  $   --   $   --  $    --   $    --   $    52  $    52 $ 22,602  $ 22,800
 1 to 5 years....    10,072   10,015   2,090    2,106      --       --       --        --       --       --    12,162    12,121
 5 to 10 years...    20,499   20,607     --       --       --       --       --        --       --       --    20,499    20,607
 Over 10 years...       --       --      --       --     5,801    5,701   41,708    42,035    8,177    8,209   55,686    55,945
                    -------  -------  ------   ------  -------  ------- --------  --------  -------  ------- --------  --------
                    $50,620  $50,885  $4,591   $4,591  $ 5,801  $ 5,701 $ 41,708  $ 42,035  $ 8,229  $ 8,261 $110,949  $111,473
                    =======  =======  ======   ======  =======  ======= ========  ========  =======  ======= ========  ========
                                                                DECEMBER 31, 1996
                   ------------------------------------------------------------------------------------------------------------
                      GOVERNMENT        CORPORATE       ASSET-BACKED     MORTGAGE-BACKED    MORTGAGE-BACKED
                      SECURITIES        SECURITIES       SECURITIES         SECURITIES        DERIVATIVES          TOTAL
                   ----------------- ---------------- ----------------- ------------------ ----------------- ------------------
                   AMORTIZED  FAIR   AMORTIZED  FAIR  AMORTIZED  FAIR   AMORTIZED   FAIR   AMORTIZED  FAIR   AMORTIZED   FAIR
                     COST     VALUE    COST    VALUE    COST     VALUE    COST     VALUE     COST     VALUE    COST     VALUE
                   --------- ------- --------- ------ --------- ------- --------- -------- --------- ------- --------- --------
                                                                  (IN THOUSANDS)
Held to maturity:
 Within 1 year...   $ 3,897  $ 3,895  $3,003   $3,015  $    45  $    45 $  8,823  $  8,828  $   --   $   --  $ 15,768  $ 15,783
 1 to 5 years....     9,721    9,817     --       --       586      586   33,732    33,239    2,127    2,114   46,166    45,756
 5 to 10 years...    25,686   25,757     --       --     1,533    1,517   11,525    11,765    1,229    1,216   39,973    40,255
 Over 10 years...       --       --      --       --    17,302   17,223   44,163    44,089   10,138   10,266   71,603    71,578
                    -------  -------  ------   ------  -------  ------- --------  --------  -------  ------- --------  --------
                    $39,304  $39,469  $3,003   $3,015  $19,466  $19,371 $ 98,243  $ 97,921  $13,494  $13,596 $173,510  $173,372
                    =======  =======  ======   ======  =======  ======= ========  ========  =======  ======= ========  ========
                                                                DECEMBER 31, 1995
                   ------------------------------------------------------------------------------------------------------------
                      GOVERNMENT        CORPORATE       ASSET-BACKED     MORTGAGE-BACKED    MORTGAGE-BACKED
                      SECURITIES        SECURITIES       SECURITIES         SECURITIES        DERIVATIVES          TOTAL
                   ----------------- ---------------- ----------------- ------------------ ----------------- ------------------
                   AMORTIZED  FAIR   AMORTIZED  FAIR  AMORTIZED  FAIR   AMORTIZED   FAIR   AMORTIZED  FAIR   AMORTIZED   FAIR
                     COST     VALUE    COST    VALUE    COST     VALUE    COST     VALUE     COST     VALUE    COST     VALUE
                   --------- ------- --------- ------ --------- ------- --------- -------- --------- ------- --------- --------
                                                                  (IN THOUSANDS)
Held to maturity:
 Within 1 year...   $   --   $   --   $1,001   $1,001  $   --   $       $    457  $    462  $   --   $   --  $  1,458  $  1,463
 1 to 5 years....    11,608   11,814   3,010    3,057    1,562    1,555   48,274    48,248    3,044    3,021   67,498    67,695
 5 to 10 years...    10,800   10,987     --       --       --       --     9,682     9,772      456      454   20,938    21,213
 Over 10 years...       --       --      --       --    16,133   16,005   56,823    57,515   13,250   13,493   86,206    87,013
                    -------  -------  ------   ------  -------  ------- --------  --------  -------  ------- --------  --------
                    $22,408  $22,801  $4,011   $4,058  $17,695  $17,560 $115,236  $115,997  $16,750  $16,968 $176,100  $177,384
                    =======  =======  ======   ======  =======  ======= ========  ========  =======  ======= ========  ========

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  Mortgage-backed securities and mortgage-backed derivatives are shown at their final contractual maturity dates, but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

  At December 31, 1996, the mortgage-backed portfolio consisted of 1 year adjustable rate securities ($40.3 million), 5 and 7 year balloons ($43.6 million), 15 year fixed rate securities ($28.8 million) and 30 year fixed rate securities ($22.8 million). The adjustable rate securities were predominantly 30 year loans with annual rate adjustments. The $43.6 million in balloon securities, which had 4 to 5 year average lives when purchased and contractual maturity dates of 5 to 7 years, had a weighted average life of 2.1 years at December 31, 1996. The weighted average lives for the 15 and 30 year securities were 3.9 and 5.7 years, respectively.

  The mortgage-backed derivatives portfolio totalled $21.4 million, or 6.1% of total investment securities, and consisted of planned amortization classes (PAC's), targeted amortization classes (TAC's), sequential payment classes (SEQ's), scheduled amortization classes (SCH's) and accretion directed classes (AD's). The $21.4 million balance at year end had an average life of 2.0 years with 35.3% in monthly adjusting securities and the remaining 64.7% in fixed rate securities.

4. LOANS

  The following is a comparative summary of loan balances:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
   Mortgage loans on real estate:
     1-4 family............................................. $428,308  $367,687
     Multifamily............................................   31,092    27,833
     Commercial.............................................   94,419    72,896
     Construction and land development, net.................   46,344    28,405
     Premium on loans acquired..............................      135       180
                                                             --------  --------
                                                              600,298   497,001
                                                             --------  --------
   Other loans:
     Consumer...............................................    3,545     3,664
     Equity lines of credit.................................   16,204    15,387
     Commercial.............................................   35,338    28,636
                                                             --------  --------
                                                               55,087    47,687
                                                             --------  --------
     Less: Deferred loan fees and unearned income...........   (1,829)   (1,882)
                                                             --------  --------
     Total loans............................................  653,556   542,806
     Less: Allowance for possible loan losses...............   (7,759)   (7,127)
                                                             --------  --------
     Loans, net............................................. $645,797  $535,679
                                                             ========  ========

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The following table summarizes information regarding nonaccrual and restructured loans:

                                                           AT DECEMBER 31,
                                                       --------------------------
                                                         1996     1995    1994
                                                       -------- -------- --------
                                                            (IN THOUSANDS)
   Nonaccrual loans................................... $  4,886 $  5,402 $  978
                                                       ======== ======== ======
   Restructured loans................................. $    --  $    199 $  205
                                                       ======== ======== ======
                                                       YEARS ENDED DECEMBER 31,
                                                       --------------------------
                                                         1996     1995    1994
                                                       -------- -------- --------
                                                            (IN THOUSANDS)
   Income in accordance with original terms........... $    543 $    552 $  219
   Income recognized..................................      300      314    174
                                                       -------- -------- ------
   Foregone interest income during year............... $    243 $    238 $   45
                                                       ======== ======== ======

  For the year ended December 31, 1996, the average recorded investment in impaired loans was $3,753,000 and the income recognized related to impaired loans was $213,000. At December 31, 1996, the Company classified $3,798,000 of its loans as impaired. Of the $3,798,000, $3,691,000 has been measured under the fair value of collateral method and $107,000 has been measured under the present value of the expected cash flows method. A portion of these impaired loans, $3,555,000, has a related valuation reserve of $667,000. In addition, $243,000 of impaired loans did not, in the opinion of management, require a related valuation reserve.

  For the year ended December 31, 1995 the average recorded investment in impaired loans was $2,900,000 and the income recognized related to impaired loans was $208,000. At December 31, 1995, the Company classified $2,693,000 of its loans as impaired. Of the $2,693,000, $2,494,000 has been measured under the fair value of collateral method and $199,000 has been measured under the present value of the expected cash flows method. A portion of these impaired loans, $2,007,000, has a related valuation reserve of $624,000. In addition, $686,000 of impaired loans did not, in the opinion of management, require a related valuation reserve.

  The Company's lending activities are conducted principally in Massachusetts and include single-family and multifamily residential loans, commercial real estate loans, small business loans, home equity loans and loans on deposits. In addition, the Company grants loans for the construction of residential homes, multifamily properties, commercial real estate properties and for land development. The ability and willingness of the single-family residential and other borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers' geographic areas and real estate values. The ability and willingness of commercial real estate, multifamily and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic areas and the general economy.

  Pursuant to OTS regulations, Federal is limited in the amount of loans to one borrower to 15% of unimpaired capital and surplus. At December 31, 1996 and 1995, Federal had approximately $4,248,000 and $3,970,000, respectively, of outstanding loans to a single borrower secured by commercial and construction properties.

  Lexington, as a state chartered savings bank, is subject to a 20% of capital limitation with regard to outstanding loans to any one borrower.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The following table summarizes information regarding loans sold and serviced for others by the Company:

                                                            DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Loans serviced for others........................ $101,060 $111,980 $110,826
                                                     ======== ======== ========

  The Company sold certain convertible mortgage loans to investors pursuant to agreements which provide the investor with the right to require the Company to repurchase the loan should the buyer's conversion option be exercised. The balance of these convertible loans at December 31, 1996 and 1995 amounted to $467,000 and $473,000, respectively.

  In the ordinary course of business, the Company makes loans to its executive officers, directors and their affiliated companies at substantially the same terms as loans made to nonrelated borrowers. An analysis of related party loans, individually over $60,000, for the years ended December 31, 1996 and 1995 is as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996     1995
                                                                -------  ------
                                                                (IN THOUSANDS)
   Balance at beginning of year................................ $ 8,634  $8,116
     New loans.................................................     562     999
     Payments..................................................  (1,074)   (481)
     Other.....................................................  (5,609)    --
                                                                -------  ------
   Balance at end of year...................................... $ 2,513  $8,634
                                                                =======  ======

  The other reduction for 1996 represents loans to an individual who is no longer a related party due to his resignation from the Board of Directors of a subsidiary bank. The Company leases office space from a realty trust of which the former director holds an ownership interest. Rent and other expenses under the lease amounted to $166,000 for each of 1996, 1995 and 1994, respectively.

  An analysis of the allowance for possible loan losses follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1996      1995     1994
                                                     -------- --------  --------
                                                          (IN THOUSANDS)
   Balance at beginning of year..................... $ 7,127  $  6,996  $ 6,603
   Provision for possible loan losses...............     605       325      550
   Recoveries.......................................     447       150       49
                                                     -------  --------  -------
                                                       8,179     7,471    7,202
   Loans charged-off................................    (420)     (344)    (206)
                                                     -------  --------  -------
   Balance at end of year........................... $ 7,759  $  7,127  $ 6,996
                                                     =======  ========  =======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

5. OTHER REAL ESTATE OWNED

  The components of other real estate owned are as follows:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ---------------
                                                                (IN THOUSANDS)
   Residential:
     1-4 family................................................ $  123 $    232
     Multifamily...............................................    --       --
   Commercial real estate......................................    --       960
   Land........................................................     10        9
                                                                ------ --------
                                                                   133    1,201
   Less: Accumulated income from in-substance foreclosures.....    --       --
                                                                ------ --------
       Total................................................... $  133 $  1,201
                                                                ====== ========

  The following is a summary of other real estate owned income (expenses), net:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Net gain on sales.............................. $    285  $    361  $    432
   Provision for loss.............................     (220)     (220)     (233)
   Net holding costs..............................     (194)      (34)      (75)
                                                   --------  --------  --------
                                                   $   (129) $    107  $    124
                                                   ========  ========  ========

6. OFFICE PROPERTIES AND EQUIPMENT, NET

  Office properties and equipment at cost less accumulated depreciation and amortization consisted of the following:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
   Land....................................................... $ 1,621  $ 1,621
   Office buildings and improvements..........................   6,682    6,186
   Leasehold improvements.....................................     430      382
   Construction in process....................................     --       292
   Furniture, fixtures and equipment..........................   3,468    3,158
                                                               -------  -------
                                                                12,201   11,639
   Accumulated depreciation and amortization..................  (3,773)  (3,193)
                                                               -------  -------
                                                               $ 8,428  $ 8,446
                                                               =======  =======

  Depreciation expense for the three years ended December 31, 1996, 1995 and 1994 amounted to $771,000, $644,000 and $601,000, respectively, and is included in occupancy and equipment expenses.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

7. DEPOSITS

  Deposits are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
   Demand.................................................... $ 41,557 $ 33,680
   NOW.......................................................   51,347   50,487
   Regular savings...........................................  122,739  119,995
   Money market..............................................   66,492   61,219
                                                              -------- --------
     Total non-certificate accounts.......................... $282,135 $265,381
                                                              ======== ========
   Certificates of less than $100,000........................  297,990  276,512
   Certificates of $100,000 and over.........................   72,384   41,939
                                                              -------- --------
     Total certificate accounts..............................  370,374  318,451
                                                              -------- --------
     Total deposits.......................................... $652,509 $583,832
                                                              ======== ========

  Contractual maturities of term deposits at December 31, 1996 and 1995 were as follows:

                                                  1996               1995
                                           ------------------ ------------------
                                                    WEIGHTED           WEIGHTED
                                            AMOUNT  AVG. RATE  AMOUNT  AVG. RATE
                                           -------- --------- -------- ---------
                                                  (DOLLARS IN THOUSANDS)
   Within one year........................ $267,177   5.51%   $193,564   5.83%
   One to two years.......................   47,416   5.93%     62,487   5.93%
   Two to three years.....................   22,513   6.11%     26,424   6.06%
   Three to four years....................   11,241   6.52%     11,160   6.28%
   Four to five years.....................    9,163   6.59%     10,727   6.62%
   Over five years........................   12,864   6.68%     14,089   6.72%
                                           --------           --------
                                           $370,374   5.70%   $318,451   5.95%
                                           ========   ====    ========   ====

  Certificates of deposit obtained through brokers amounted to approximately $30,086,000 at December 31, 1996 and $10,892,000 at December 31, 1995. The
terms of the $30,086,000 of certificates of deposit at December 31, 1996 provide for rates ranging between 5.15% and 7.00%, a weighted average rate of 5.87%, and maturities extending through February, 2003.

  Effective September 30, 1996 the FDIC imposed a special one-time assessment on the SAIF-insured deposits of each depository institution in an amount sufficient to recapitalize the SAIF to 1.25% of total insured deposits. The FDIC determined that a special assessment of 0.657% of the SAIF assessable deposits as of March 31, 1995 was required. This one-time charge based on the SAIF assessable deposits as of March 31, 1995 amounted to approximately $2,121,000 and is included in Federal Deposit Insurance premiums in the accompanying consolidated statements of income for the year ended December 31, 1996.

  Interest expense on deposits consisted of the following:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Regular savings.................................. $  3,121 $  3,206 $  3,400
   NOW and money market accounts....................    3,458    3,025    3,518
   Certificate accounts.............................   19,196   16,647   10,844
                                                     -------- -------- --------
                                                     $ 25,775 $ 22,878 $ 17,762
                                                     ======== ======== ========

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

8. FEDERAL HOME LOAN BANK ADVANCES

  A summary of Federal Home Loan Bank of Boston ("FHLBB") advances by maturity is as follows:

                                                       DECEMBER 31,
                                           -------------------------------------
                                                  1996               1995
                                           ------------------ ------------------
                                                    WEIGHTED           WEIGHTED
                                            AMOUNT  AVG. RATE  AMOUNT  AVG. RATE
                                           -------- --------- -------- ---------
                                                  (DOLLARS IN THOUSANDS)
   Within 1 year.......................... $177,300   5.64%   $136,500   5.98%
   Over 1 year to 2 years.................   70,041   6.04      31,800   5.96
   Over 2 years to 3 years................   14,000   6.04       4,800   5.94
   Over 3 years...........................    4,500   6.69      12,000   6.14
                                           --------           --------
                                           $265,841   5.78%   $185,100   5.98%
                                           ========   ====    ========   ====

  The advances require interest to be paid monthly, with principal due upon maturity. In addition to the above borrowings, the Company had $1,330,000 and $1,735,000 outstanding under its overnight lines of credit with the FHLBB at December 31, 1996 and 1995, respectively.

  The Company has available overnight lines of credit totaling $23.5 million with the FHLBB at an interest rate that adjusts daily. The Company's total borrowing capacity from the FHLBB was approximately $604 million at December 31, 1996. Total borrowings from the FHLBB are limited to 20 times the value of the FHLBB Capital Stock owned by the Company. All borrowings from the FHLBB are secured by a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on 1-4 family, owner-occupied residential property. The Company may be subject to a substantial penalty upon prepayment of FHLBB advances.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                 1996
                                                        ----------------------
                                                        (DOLLARS IN THOUSANDS)
   Average balance during the year.....................         $  203
   Average interest rate during the year...............           4.76%
   Maximum month-end balance during the year...........         $1,119
   Agency securities underlying the agreements at year
    end:
     Carrying value....................................         $1,109
     Estimated fair value..............................         $1,109

  There were no repurchase agreements outstanding during the year ended December 31, 1995.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

10. INCOME TAXES

  Allocation of federal and state income taxes between current and deferred portions, calculated using the liability method in 1996, 1995 and 1994 is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996    1995      1994
                                                      ---------------- --------
                                                           (IN THOUSANDS)
   Current tax provision:
     Federal......................................... $ 4,097 $ 3,464  $  3,103
     State...........................................     638     984       838
                                                      ------- -------  --------
                                                        4,735   4,448     3,941
                                                      ------- -------  --------
   Deferred (prepaid) provision:
     Federal.........................................      35     555       (67)
     State...........................................      51     216         7
     Change in valuation reserve.....................     --      (20)   (1,075)
                                                      ------- -------  --------
                                                           86     751    (1,135)
                                                      ------- -------  --------
                                                      $ 4,821 $ 5,199  $  2,806
                                                      ======= =======  ========

  The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                      1996     1995      1994
                                                     -------- -------- --------
   Statutory rates..................................    34.0%    34.0%     34.0%
   Increase (decrease) resulting from:
     State taxes, net of federal tax benefit........     3.4      7.3       5.1
     Merger expenses................................     --       6.2       --
     Change in valuation reserve....................     --       (.2)    (10.9)
     Dividends received deduction...................    (1.7)     --        (.1)
     Other, net.....................................      .4       .4        .4
                                                     -------  -------  --------
       Effective tax rates..........................    36.1%    47.7%     28.5%
                                                     =======  =======  ========

  At December 31, 1996 and 1995, the tax effects of items that give rise to deferred taxes are as follows:

                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
   Allowance for possible loan losses......................... $ 2,737  $ 2,433
   Accrued expenses...........................................     231      315
   Deferred loan fees.........................................      24      207
   Employee benefit plans.....................................     565      664
   Depreciable property.......................................    (505)    (477)
   Investments................................................     334       43
   Valuation reserve..........................................     (46)     (46)
   Other......................................................      65      (43)
                                                               -------  -------
       Net deferred tax asset................................. $ 3,405  $ 3,096
                                                               =======  =======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The Company's gross deferred tax asset was $3,956,000 and $3,662,000, at December 31, 1996 and 1995, respectively. Gross deferred tax liabilities were $551,000 and $566,000 at December 31, 1996 and 1995, respectively.

  In August of 1996, Congress passed the Small Business Job Protection Act of 1996. Included in this bill was the repeal of IRC Section 593, which allowed thrift institutions special provisions in calculating bad debt deductions for income tax purposes. Thrift institutions now will be viewed as commercial banks for income tax purposes. The repeal is effective for tax years beginning after December 31, 1995.

  One effect of this legislative change is to suspend the Company's bad debt reserve for income tax purposes as of its base year, December 31, 1987 for Federal and October 31, 1988 for Lexington. Any bad debt reserve in excess of the base year amount is subject to recapture over a six-year time period. The suspended (i.e. base year) amount is subject to recapture upon the occurrence of certain events, such as a complete or partial redemption of the Company's stock or if the Company ceases to qualify as a bank for income tax purposes.

  At December 31, 1996, the Company's surplus includes approximately $16,902,000 of bad debt reserves, representing the base year amount, for which income taxes have not been provided. Since the Company does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $7,034,000 have not been recorded with respect to such reserve.

11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans, lines of credit and letters of credit, and commitments to sell loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contractual amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, and lines and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

  Financial instruments with off-balance sheet risk consisted of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1996    1995
                                                              ------- -------
                                                              (IN THOUSANDS)
   Financial instruments whose contract amounts represent
    credit risk:
     Commitments to originate loans and advance funds........ $37,723 $43,243
     Unused lines of credit..................................  41,953  35,665
     Letters of credit.......................................   2,350   1,422

  Fixed and variable rate loan origination commitments approximated $11,240,000 and $4,653,000, respectively, at December 31, 1996 and $5,988,000 and $18,481,000, respectively, at December 31, 1995.

  Commitments to originate loans and letters of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral deemed necessary by the Company upon the extension of credit is based on management's credit evaluation of the borrower.

  Commitments to sell mortgage loans are contracts that the Company enters into for the purpose of reducing the market risk associated with originating loans for sale. In order to fulfill a commitment, the Company typically first exchanges current production of loans for cash through the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, which loans are then delivered to national securities firms at a future date at prices or yields specified by the contracts. Risks may arise from the inability of the Company to originate loans to fulfill the contracts. In this case, the Company would usually substitute loans it may hold in portfolio or purchase securities in the open market to deliver against the contract or settle the contract for cash.

  At December 31, 1996, the remaining commitments to deliver loans pursuant to master commitments with secondary mortgage market investors amounted to approximately $9,154,000. Failure to fulfill delivery requirements of commitments may result in payment of certain fees to investors. Individual commitments to sell loans require the Company to make delivery at a specific future date of a specified amount, at a specified price or yield. Loans are generally sold without recourse and, accordingly, risks arise principally from movements in interest rates.

12. COMMITMENTS AND CONTINGENCIES

 Severance and special termination agreements

  The Company has entered into Severance Agreements with its President and the President of Federal, that provide for a specified level of compensation for periods of eighteen and twelve months, respectively in the event of their severance. However, employment may be terminated under such agreements for cause, as defined, without incurring any continuing obligations. The Company also has entered into Special Termination Agreements with certain senior executives. The Agreements generally provide for certain lump sum severance payments following termination within a three-year period following a "change in control" as defined in the Agreements.

 Operating lease commitments

  Pursuant to the terms of noncancelable lease agreements in effect at December 31, 1996 pertaining to office properties and equipment, future minimum lease payments are as follows:

                                                                FUTURE MINIMUM
      YEARS ENDING DECEMBER 31,                                 LEASE PAYMENTS
      -------------------------                                 --------------
                                                                (IN THOUSANDS)
      1997.....................................................      $431
      1998.....................................................       265
      1999.....................................................       146
      2000.....................................................        86
      2001.....................................................        79
      Thereafter...............................................       103

  Two of the lease agreements contain options to extend for a period up to ten years. The cost of such extensions is not included above. Total rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to $476,000, $540,000 and $515,000, respectively, and is included in occupancy and equipment expenses.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  In the ordinary course of business, the Company is involved in litigation. Management, after reviewing current litigation and discussing the same with legal counsel, is of the opinion that resolution of these claims will not have a material effect on the Company's consolidated financial position, annual results of operations, or liquidity.

  On December 18, 1996, Affiliated Community Bancorp, Inc. announced that it had signed a definitive agreement to provide the initial capitalization for Middlesex Bank and Trust Company (in organization), ("Middlesex"). Middlesex is a de novo bank that will be located in City of Newton, Massachusetts and the transaction is subject to the necessary regulatory approvals.

13. STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

  The Company and its primary Bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-- and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its primary bank subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and its primary bank subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Company and its primary bank subsidiaries to maintain minimum amounts and ratios set forth in the table below of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1996, that the Company and its primary subsidiary banks meet all capital adequacy requirements to which they are subject.

  As of December 31, 1996, the most recent notification from the Company's two banking subsidiaries' primary regulators categorized them as well capitalized under their regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and its primary banking subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as set forth in the table. There are no conditions or events since these notifications that management believes have changed the category classifications.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The Company and its primary bank subsidiaries' actual capital amounts and ratios are also presented in the table.

                                               MINIMUM FOR       MINIMUM FOR
                                            CAPITAL ADEQUACY   WELL CAPITALIZED
                                ACTUAL          PURPOSES            STATUS
                            --------------  -----------------  ----------------
                             AMOUNT  RATIO   AMOUNT    RATIO    AMOUNT   RATIO
                            -------- -----  --------- -------  -------- -------
                                         (DOLLARS IN THOUSANDS)
As of December 31, 1996:
 Total Capital (to Risk
  Weighted Assets):
  Affiliated consolidated.. $108,373 19.08% $  45,428   8.00%       N/A
  Federal..................   52,910 19.26%    21,977   8.00%    27,471   10.00%
  Lexington................   43,748 15.01%    23,310   8.00%    29,138   10.00%
 Tier 1 Capital (to Risk
  Weighted Assets):
  Affiliated consolidated.. $101,267 17.83% $  22,714   4.00%       N/A
  Federal..................   49,475 18.01%    10,988   4.00%    16,482    6.00%
  Lexington................   41,099 14.10%    11,655   4.00%    17,483    6.00%
 Tier 1 Capital (to Average
  Assets):
  Affiliated consolidated.. $101,267  9.98% $  30,433   3.00%       N/A
  Federal..................   49,475  9.47%    15,680   3.00%    26,133    5.00%
  Lexington................   41,099  8.37%    14,733   3.00%    24,555    5.00%
 Tangible Capital (to
  Adjusted Assets)
  Federal.................. $ 49,475  9.26% $   8,012   1.50%       N/A
As of December 31, 1995:
 Total Capital (to Risk
  Weighted Assets):
  Affiliated consolidated.. $104,229 22.60% $  36,901   8.00%       N/A
  Federal..................   49,773 21.90%    18,185   8.00%    22,731   10.00%
  Lexington................   40,407 17.19%    18,659   8.00%    23,324   10.00%
 Tier 1 Capital (to Risk
  Weighted Assets):
  Affiliated consolidated.. $ 98,438 21.34% $  18,451   4.00%       N/A
  Federal..................   46,932 20.65%     9,093   4.00%    13,639    6.00%
  Lexington................   38,128 16.22%     9,329   4.00%    13,994    6.00%
 Tier 1 Capital (to Average
  Assets):
  Affiliated consolidated.. $ 98,438 11.47% $  25,780   3.00%       N/A
  Federal..................   46,932 10.54%    13,364   3.00%    22,274    5.00%
  Lexington................   38,128  9.23%    12,392   3.00%    20,654    5.00%
 Tangible Capital (to
  Adjusted Assets)
  Federal.................. $ 46,932 10.31% $   6,825   1.50%       N/A

  The ability of Lexington and Federal to pay dividends to the Company is limited to the extent necessary for the banks to comply with regulatory capital guidelines.

  At the time of Lexington's conversion from mutual to stock form in 1986, Lexington established a liquidation account in the amount of $11,581,000 for the benefit of eligible account holders. The liquidation account is reduced annually to the extent that eligible account holders reduce their qualifying deposits. At December 31, 1996, the liquidation account had a balance of approximately $3,709,000. In the event of a complete liquidation of Lexington, eligible account holders could be entitled to receive a distribution from the liquidation account to the extent that funds are available.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  At the time of Federal's conversion from mutual to stock form in 1993, Federal established a liquidation account for the benefit of eligible account holders in an amount equal to the retained earnings of the bank as of the date of its latest balance sheet date contained in the final Prospectus used in connection with the conversion. In the event of a complete liquidation of Federal, eligible depositors who continue to maintain accounts at Federal would be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible depositors decrease on the annual determination dates. At December 31, 1996, Federal's liquidation account approximated $13,300,000.

14. EMPLOYEE BENEFITS

  The Company through its two wholly-owned subsidiary banks, Lexington and Federal, provide the following benefit programs.

 Pension Plan--Lexington

  Lexington provides basic and supplemental pension benefits for eligible employees through the Savings Bank Employees Retirement Association ("SBERA") Pension Plan (the "Retirement Plan"). Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period, beginning with such employee's date of employment, automatically becomes a participant in the Retirement Plan. Participants are 100% vested after 3 years of service or at age 62, if earlier. Lexington's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions made under the plan totaled approximately $383,000 for 1996 and $61,000 for 1995. No contributions were made in 1994.

  Net periodic pension cost for the plan years ended October 31, 1996, 1995 and 1994 consisted of the following:

                                                             1996   1995   1994
                                                             -----  -----  ----
                                                              (IN THOUSANDS)
   Service cost-benefits earned during year................. $ 298  $ 206  $165
   Interest cost on projected benefits......................   220    162   122
   Actual return on plan assets.............................  (295)  (273)  (77)
   Net amortization and deferral............................    (4)    (4)   (4)
   Amortization of net loss.................................   153    155   (16)
                                                             -----  -----  ----
                                                             $ 372  $ 246  $190
                                                             =====  =====  ====

  Total Lexington pension expense for the years ended December 31, 1996, 1995 and 1994 amounted to $312,000, $313,000 and $258,000, respectively, and is included in compensation and employee benefits expense.

  According to the Plan's actuary, the funded status of the plan is as follows at October 31, 1996, and 1995:

                                                               1996     1995
                                                              -------  -------
                                                              (IN THOUSANDS)
   Plan assets at fair value................................. $ 2,637  $ 1,952
   Projected benefit obligation..............................  (3,386)  (3,142)
                                                              -------  -------
   Excess of projected benefit obligation over plan assets...    (749)  (1,190)
   Unrecognized net obligation at transition.................     (75)     (79)
   Unrecognized net (gain) loss..............................     (39)     390
                                                              -------  -------
   Pension liability included on balance sheet............... $  (863) $  (879)
                                                              =======  =======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The accumulated benefit obligation (substantially all vested) at October 31, 1996 and 1995, amounted to $1,956,000 and $1,689,000, respectively, which was less than the fair value of plan assets at those dates.

  For the plan years ended October 31, 1996, 1995 and 1994, actuarial assumptions include an assumed discount rate on benefit obligations of 7.50%, 7.00% and 8.00%, respectively, and an expected long-term rate of return on plan assets of 8.00%, 8.00% and 7.00%, respectively. An annual salary increase of 6% was utilized for all years.

  Beginning in 1995, Lexington offered a Supplemental Employees Retirement Plan ("SERP") to certain key executives. The SERP plan is funded through life insurance policies with the policy benefits accruing to Lexington and executives. The SERP provides for yearly retirement benefits based on the return on certain insurance policies purchased by Lexington in excess of the yield on an alternative investment of an equal amount deemed the opportunity cost as outlined in the SERP plan, if any. Upon retirement, the annual earnings in excess of the opportunity cost, if any, are paid to the executives each year in addition to the benefit accrued to the retirement date, if any. The cash surrender value of the policies was approximately $1,710,000 and $1,693,000 as of December 31, 1996 and 1995, respectively, and is included in other assets in the accompanying consolidated balance sheets. Total income recognized on the SERP plan for the years ended December 31, 1996 and 1995 was approximately $17,000 and $3,000, respectively. No expenses were incurred under the SERP plan for 1996 and 1995.

 Pension Plan--Federal

  Under the Federal plan all eligible officers and employees are included in a noncontributory defined benefit pension plan provided by Federal as a participating employer in the Financial Institutions Retirement Fund (the "Fund"), a multi-employer plan. The Fund does not segregate its assets or liabilities by participating employer. Contributions are based on the individual employer's experience. According to the Fund's administrators, as of June 30, 1996, the date of the latest actuarial valuation, the market value of the Fund's net assets exceeded the actuarial present value of accumulated vested and nonvested benefits in the aggregate, using an assumed investment rate of return of 7.5%. There is no liability for past service cost.

  Pension expense for Federal for the years ended December 31, 1996, 1995 and 1994 was $123,000, $208,000 and $115,000, respectively, and is included in compensation and employee benefits. Pension expense consists of Federal's annual contributions to the Fund.

 Incentive Compensation and Senior Management Incentive Plans

  Federal adopted an Incentive Compensation Program in 1989 to provide an incentive and reward to key staff and other significant contributors to motivate and recognize them for individual and group performance. Compensation under this plan is based on achievement of several performance objectives established annually by the Federal Board of Directors.

  Lexington adopted a Senior Management Incentive Plan ("SMIP") effective January 1, 1994 to provide a financial incentive to executives whose job performance has a measurable impact on the achievement of long-term business objectives. Compensation under this plan, which is in lieu of profit sharing, is based on achievement of several performance objectives established annually by the Lexington Board of Directors.

  Affiliated adopted a SMIP effective October 18, 1995 to provide a financial incentive to executives whose job performance has a mesurable impact on the achievement of long-term business objectives. Compensation under this plan is based on achievement of several performance objectives established by the Affiliated Compensation Committee.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  No individual obtained compensation from more than one of these plans. Total expenses under these plans amounted to $468,000, $332,000 and $297,000 for 1996, 1995 and 1994, respectively, and is included in compensation and employee benefits and other expenses.

 Profit Sharing Plans

  Each profitable year, Lexington allocates for annual distribution 3.5% of its operational earnings, as defined, for profit sharing to employees who have at least three months of employment with Lexington. Employees share in the allocated profits on the basis of annual salary, length of service, attendance and meritorious service. Participants in the AFCB or Lexington SMIP do not participate in the Lexington Profit Sharing Plan and their pro-rata share is subtracted from the total profit sharing pool. Total profit sharing expense (excluding SMIP) amounted to $317,000, $110,000 and $156,000 for 1996, 1995 and 1994, respectively, and is included in compensation and employee benefits. The 1996 expense amount includes approximately $60,000 that relates to 1995 performance.

  In 1993, Federal established a qualified, tax-exempt profit sharing plan (the "Savings Plan") that is qualified under Section 401(k) of the Internal Revenue Code. All employees who have reached the age of 20, who have completed one year of employment and have been credited with 1,000 or more hours of service in a 12-month period are eligible to participate. Under the Savings Plan, participants are permitted to make salary reduction contributions equal to a percentage of annual salary up to 15% subject to Internal Revenue Service ("IRS") maximums. Federal matches 50% of the participant's contribution up to 4% of the employee's salary. All matching contributions by Federal are 50% vested after two years of employment and 100% vested after three years of employment.

  In addition, in order to provide an incentive for performance, Federal may make discretionary year end profit sharing contributions to eligible 401(k) participants based on Federal's profitability, payable within IRS regulations. The participants had the choice of receiving up to 50% of the discretionary contributions in cash; the remaining funds are contributed to 401(k) accounts. Total contributions to the plan, for both matching and discretionary contributions, including cash payments, were $113,000, $106,000, and $96,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in compensation and employee benefits.

 Employees' Stock Ownership Plan--Lexington

  In 1986, Lexington established an Employees' Stock Ownership Plan (the "Lexington ESOP") for eligible employees whereby benefits are payable upon retirement, disability, death or separation from service with the Bank. On December 19, 1986, Lexington issued 60,000 shares of common stock with a fair market value of $570,000 to the Lexington ESOP. The funds used to purchase the shares were borrowed by the Lexington ESOP from a third-party lender, less Lexington's initial contribution of $20,000. The loan was fully paid in 1993. In November 1996 the Lexington ESOP purchased from the Company at the then current market price an additional 40,000 shares of the Company's stock of which 37,748 shares were financed by a $859,000 loan from a third party lender. The note, which is secured by the unreleased shares, bears interest at the 90-day LIBOR rate plus 225 basis points and is paid quarterly, both principal and interest. Annually, the borrower has the option to choose either the above specified rate of interest or a rate equal to the base rate of the lending bank. The rate in effect at December 31, 1996 was 7.813%. Total compensation expense applicable to the Lexington ESOP amounted to $99,000 for 1996. There was no compensation expense or allocation of shares for the years ended December 31, 1995 and 1994. In 1996, 2,252 shares were released and allocated to eligible employees. Under the Lexington ESOP, shares are released annually and allocated to particpants at October 31 of each year. There were no shares committed to be released as of December 31, 1996. Dividends on allocated and unreleased ESOP shares are credited to the accounts of the participants.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

 Employees' Stock Ownership Plan--Federal

  In 1993 Federal established an Employees' Stock Ownership Plan (the "Federal ESOP") in which all employees who have reached the age of 20 and who have completed 1,000 hours of service in a 12-month period beginning with such employee's date of employment may participate. Participants become 50% vested after two years and 100% vested after three years of service. The Federal ESOP purchased $1,000,000 (100,000 shares) of the common stock of Main Street in the Conversion. The Company recognized $360,000, $298,000 and $272,000 in related compensation expense for the years ended December 31, 1996, 1995 and 1994, respectively. A portion of the shares are released annually by the lender from collateral and allocated to employees; 14,286 shares were released for allocation in each of the past three years. There were no shares committed to be released as of December 31, 1996. Dividends on both allocated and unreleased shares, net of certain administrative expenses, are paid to the ESOP participants.

  The outstanding balance of funds borrowed by the Federal ESOP that were used to purchase Main Street stock in the subscription offering amounted to $535,000 and $679,000 at December 31, 1996 and 1995, respectively. Principal and interest payments are due in equal quarterly installments at an interest rate equal to the Federal funds effective rate plus 2.60%. The index rate in effect at December 31, 1996 was 8.01%. The loan is due in 2000 and is secured by 53,571 and 67,857 shares of Company common stock at December 31, 1996 and 1995, respectively.

15. STOCK BASED COMPENSATION PLANS

  Lexington had adopted stock option and stock appreciation rights plans for the benefit of its directors, officers and employees. Lexington reserved 230,000 and 115,000 shares of its common stock, respectively, for issuance pursuant to options granted under the 1986 Stock Option and Stock Appreciation Rights Plan and the 1994 Stock Option Plan.

  In 1993, Main Street, Federal's then parent, adopted a stock option plan for the benefit of its directors, officers and other employees, and reserved 290,720 shares of its common stock issued in the Conversion for grants under the Plan.

  As of October 18, 1995, the effective date of the Affiliation, the existing Lexington Option Plans and the Main Street Option Plan were terminated except as to the administration of outstanding options, and no further options can be granted under these plans. Immediately prior to the effective date, 175,720 shares of common stock would have been available for future option grants under these plans.

  In lieu of future option grants under the Lexington and Main Street plans, Affiliated adopted the Affiliated Community Bancorp, Inc. 1995 Stock Option Plan (the "Plan") as a replacement, pursuant to which options for 175,720 shares of Affiliated common stock could be granted. Both incentive and non-qualified stock options may be granted under this Plan. Options are generally granted at fair market value of the related stock at the grant date and expire ten years from such date. The Company had granted options on 130,000 shares through December 31, 1996. Effective January 16, 1997, the Company's Board of Directors amended and restated the Plan, subject to stockholder approval, to add an additional 250,000 shares.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The Company accounts for stock-based employee compensation plans in accordance with APB No. 25 under which compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost for the stock-based employee compensation plans been determined based on the fair value at the date of grant in accordance with SFAS No. 123, the Company's net income and earnings would have been reduced to the following pro-forma amounts.

                                                            1996        1995
                                                         ----------- -----------
                                                             (IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
   Net Income:
     As reported........................................ $     8,523 $     5,707
     Pro forma.......................................... $     8,409 $     5,643
   Primary EPS:
     As reported........................................ $      1.65 $      1.07
     Pro forma.......................................... $      1.63 $      1.06
   Fully Diluted EPS:
     As reported........................................ $      1.64 $      1.07
     Pro forma.......................................... $      1.61 $      1.06

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  In making the pro-forma calculations set forth above, the option exercise price equals the stock's market price on the date of the grant. Non-qualified options vest ratably over periods ranging from two to three years after the date of the grant, except that options to directors are immediately vested in full.

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

  Risk free interest rates of 6.59% to 6.69% (1996) and 5.77% to 6.81% (1995)
  Expected dividends of 2.8% per annum
  Expected lives of 7.0 years
  Expected volatility of 23%

  The combined activity for options granted under the plans is as follows:

                                           YEARS ENDED DECEMBER 31,
                                -----------------------------------------------
                                         1996                    1995
                                ----------------------- -----------------------
                                NUMBER OF   WEIGHTED    NUMBER OF   WEIGHTED
                                 SHARES   AVERAGE PRICE  SHARES   AVERAGE PRICE
                                --------- ------------- --------- -------------
  Outstanding at beginning of
   year.......................   394,500     $10.85      353,500     $ 9.98
  Granted.....................   106,000     $16.94       51,000     $16.42
  Forfeited...................    (1,834)    $10.00          --         --
  Exercised...................   (50,466)    $ 7.85      (10,000)    $ 8.80
                                 -------     ------      -------     ------
  Outstanding at end of year..   448,200     $12.63      394,500     $10.85
                                 =======     ======      =======     ======
Options exercisable at end of
 year.........................   351,534     $11.45      306,667     $ 9.88
                                 =======     ======      =======     ======
Weighted average fair value of
 options granted..............               $ 4.60                  $ 5.11
                                             ======                  ======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                           1996         1995
                                                       ------------ ------------
   Detail of exercises during the year:
     Exercised--at $ 5.25.............................        1,500          --
         --at $ 6.25..................................       32,300        5,500
         --at $ 8.50..................................        3,000          --
         --at $10.00..................................        9,666        3,000
         --at $15.75..................................        3,000        1,500
         --at $16.9375................................        1,000          --
                                                       ------------ ------------
           Total......................................       50,466       10,000
                                                       ============ ============

  The following table summarizes information about stock options outstanding at December 31, 1996:

                                OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                          -------------------------------- --------------------
                                       WEIGHTED
                                        AVERAGE   WEIGHTED             WEIGHTED
                            NUMBER     REMAINING  AVERAGE    NUMBER    AVERAGE
                          OUTSTANDING CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
RANGE OF EXERCISE PRICES  AT 12/31/96    LIFE      PRICE   AT 12/31/96  PRICE
------------------------  ----------- ----------- -------- ----------- --------
$ 5.25...................    16,000     4 years    $ 5.25     16,000    $ 5.25
  6.25...................    55,200     3 years    $ 6.25     55,200    $ 6.25
  8.50...................    33,000     6 years    $ 8.50     33,000    $ 8.50
 10.00...................   106,000     7 years    $10.00    106,000    $10.00
 13.375..................     3,000     7 years    $13.38      3,000    $13.38
 14.125..................     9,000     8 years    $14.13      9,000    $14.13
 15.375 to 15.75.........    79,000     7 years    $15.63     76,334    $15.64
 16.625 to 17.375........   147,000     9 years    $16.94     53,000    $16.90
                            -------                          -------
                            448,200                          351,534
                            =======                          =======

16. FAIR VALUES OF FINANCIAL INSTRUMENTS

  The Company discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Certain financial instruments and all nonfinancial instruments are excluded from this disclosure. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

  The following methods and assumptions were used by the Company in estimating fair values of its financial instruments.

 Cash and Due From Banks, Federal Funds Sold and Overnight Deposits

  The carrying amounts reported in the balance sheet are a reasonable estimate of fair value due to the short maturity of those investments.

 Investment and Mortgage-backed Securities and Derivatives

  Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments (see note 3).

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

 Loans Held-for-Sale

  For loans held-for-sale, fair value is based on prevailing market conditions and commitments from institutional investors to purchase such loans.

 Loans

  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial real estate, residential mortgage and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by classified and nonclassified categories. The fair value of non-classified loans (other than those subject to short term, periodic rate adjustment to current offered rates, which are valued at the carrying amount) is estimated by discounting scheduled cash flows at the interest rate at which similar loans would have been made by the Company to borrowers with similar credit ratings and for similar loan products. Scheduled maturities used were contractual maturities for such loans except for residential loans where expected maturities took into account estimated prepayment speeds supplied by secondary market sources.

  Fair value for classified loans is based on estimated cash flows discounted using a rate commensurate with the risk associated with the related loans. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information.

 FHLB Stock

  The carrying amount reported in the balance sheet approximates fair value. If redeemed, the Company will receive an amount equal to the par value of the stock.

 Deposits

  The fair value of non-certificate deposits (demand, NOW, money market and regular savings accounts) is the amount payable on demand at the balance sheet date. The estimated fair value of certificate accounts is based on the discounted value of contractual future cash flows. The discount rate is based on rates offered by the Company for deposits of similar remaining maturities.

 Borrowed Funds

  Fair values for FHLB advances and ESOP debt are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities.

 Escrow Deposits and Securities Sold Under Agreements to Repurchase

  The carrying amounts of escrow deposits and securities sold under agreements to repurchase at the balance sheet dates approximates fair value.

 Commitments to Extend Credit and Letters of Credit

  The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of letters of credit is based on fees currently charged for similar agreements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The carrying and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                            DECEMBER 31, 1996 DECEMBER 31, 1995
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             VALUE    VALUE    VALUE    VALUE
                                            -------- -------- -------- --------
                                             (IN THOUSANDS)    (IN THOUSANDS)
   Financial assets:
     Cash and due from banks..............  $ 11,331 $ 11,331 $ 14,037 $ 14,037
     Federal funds sold and overnight
      deposits............................     4,464    4,464    4,125    4,125
     Investment securities................   333,354  333,216  290,936  292,220
     Loans held for sale..................       --       --     1,071    1,071
     Loans, net...........................   645,797  646,783  535,679  544,830
     Federal Home Loan Bank stock.........    14,638   14,638   10,355   10,355
   Financial liabilities:
     Non-certificate deposits.............   282,135  282,135  265,381  265,381
     Certificates of deposits.............   370,374  370,507  318,451  319,699
     Borrowed funds.......................   268,565  268,888  187,514  188,200
     Escrow deposits......................     2,087    2,087    1,904    1,904
     Securities sold under agreements to
      repurchase..........................       727      727      --       --
   Off-balance sheet instruments (see note
    11):
     Commitments to extend credit.........       285      285      395      395

LIMITATIONS

  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for some of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, cash flows, current economic conditions, risk characteristics, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and market conditions could significantly affect the estimates. Further, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

17. PARENT COMPANY FINANCIAL STATEMENTS

  The Affiliated Community Bancorp, Inc. condensed balance sheets as of December 31, 1996 and 1995 are as follows:

                                                       1996     1995
                                                     --------  -------
                                                      (IN THOUSANDS)
                        ASSETS
   Cash and cash equivalents........................ $ 10,160  $12,969
   Investment securities............................      740      --
   Other assets.....................................       35      481
   Investment in bank subsidiaries:
     The Federal Savings Bank.......................   49,006   46,925
     Lexington Savings Bank.........................   41,609   38,986
                                                     --------  -------
       Total Assets................................. $101,550  $99,361
                                                     ========  =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
   Accrued expenses................................. $    148  $    71
   Stockholders' equity.............................  101,402   99,290
                                                     --------  -------
       Total liabilities and stockholders' equity... $101,550  $99,361
                                                     ========  =======

  The condensed income statements for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                       1996     1995     1994
                                                     --------  -------  ------
                                                         (IN THOUSANDS)
   Dividends from bank subsidiaries................. $  2,817  $ 2,029  $1,839
   Interest income..................................      486      546     518
   Other............................................       10      --       32
                                                     --------  -------  ------
     Total income...................................    3,313    2,575   2,389
   Expenses.........................................      679    1,502     151
                                                     --------  -------  ------
     Income before equity in undistributed earnings
      of bank subsidiaries and income taxes.........    2,634    1,073   2,238
                                                     --------  -------  ------
   Equity in undistributed earnings of bank
    subsidiaries:
     The Federal Savings Bank.......................    2,217    3,225   3,060
     Lexington Savings Bank.........................    3,617    1,390   1,866
                                                     --------  -------  ------
      Income before provision for income taxes......    8,468    5,688   7,164
   Provision (benefit) for income taxes.............      (55)     (19)    138
                                                     --------  -------  ------
       Net income................................... $  8,523  $ 5,707  $7,026
                                                     ========  =======  ======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The condensed statements of cash flows for Affiliated Community Bancorp, Inc. are presented below for the years ended December 31, 1996, 1995 and 1994:

                                                      1996     1995     1994
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
   Net Income......................................  $ 8,523  $ 5,707  $ 7,026
   Adjustments to reconcile net income to net cash
    provided by operations:
     Undistributed earnings of bank subsidiaries...   (5,834)  (4,615)  (4,926)
     Decrease (increase) in other assets...........      446      (21)    (223)
     (Decrease) increase in accrued expenses.......      404      (14)    (207)
                                                     -------  -------  -------
     Net cash provided by operating activities.....    3,539    1,057    1,670
   Investment transactions:
     Purchase of securities........................     (740)     --       --
   Financing transactions:
     Proceeds from issuance of common stock........      396      108       71
     Dividends paid................................   (2,602)  (2,203)  (1,665)
     Increase in treasury stock....................   (3,402)     --       --
                                                     -------  -------  -------
     Net (decrease) increase in cash...............   (2,809)  (1,038)      76
   Cash and cash equivalents at beginning of year..   12,969   14,007   13,931
                                                     -------  -------  -------
   Cash and cash equivalents at end of year........  $10,160  $12,969  $14,007
                                                     =======  =======  =======
   Cash paid for taxes.............................  $ 4,237  $ 1,360  $ 1,986
                                                     =======  =======  =======

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  A summary of consolidated operating results on a quarterly basis for the years ended December 31, 1996 and 1995 is as follows:

                                                       1996
                             ---------------------------------------------------------
                             FOURTH QUARTER THIRD QUARTER SECOND QUARTER FIRST QUARTER
                             -------------- ------------- -------------- -------------
                                              (DOLLARS IN THOUSANDS)
   Interest and dividend
    income.................     $18,938        $18,280       $17,463        $16,660
   Interest expense........      10,687         10,301         9,761          9,315
                                -------        -------       -------        -------
       Net interest
        income.............       8,251          7,979         7,702          7,345
   Provision for loan
    losses.................         200            135           135            135
                                -------        -------       -------        -------
     Net interest income,
      after provision......       8,051          7,844         7,567          7,210
   Other income............         379            404           423            432
   Operating expenses (1)..       4,176          6,367         4,171          4,252
                                -------        -------       -------        -------
   Income before income
    taxes..................       4,254          1,881         3,819          3,390
   Provision for income
    taxes..................       1,555            579         1,420          1,267
                                -------        -------       -------        -------
   Net income (1)..........     $ 2,699        $ 1,302       $ 2,399        $ 2,123
                                =======        =======       =======        =======
   Earnings per share (1)..     $   .52        $   .24       $   .47        $   .41
                                =======        =======       =======        =======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                                                       1995
                             ---------------------------------------------------------
                             FOURTH QUARTER THIRD QUARTER SECOND QUARTER FIRST QUARTER
                             -------------- ------------- -------------- -------------
                                              (DOLLARS IN THOUSANDS)
   Interest and dividend
    income.................     $16,015        $15,443       $15,187        $14,351
   Interest expense........       8,914          8,483         8,266          7,561
                                -------        -------       -------        -------
       Net interest
        income.............       7,101          6,960         6,921          6,790
   Provision for loan
    losses.................          25            100           100            100
                                -------        -------       -------        -------
     Net interest income,
      after provision......       7,076          6,860         6,821          6,690
   Other income............         420            454           436            383
   Operating expenses (2)..       6,029          4,086         3,946          4,173
                                -------        -------       -------        -------
   Income before income
    taxes..................       1,467          3,228         3,311          2,900
   Provision for income
    taxes..................       1,332          1,335         1,347          1,185
                                -------        -------       -------        -------
   Net income (2)..........     $   135        $ 1,893       $ 1,964        $ 1,715
                                =======        =======       =======        =======
   Earnings per share (2)..     $   .03        $   .35       $   .37        $   .32
                                =======        =======       =======        =======

--------
(1) Third quarter of 1996 included pre-tax charge of $2,121,000 or $.23 per share (after tax effect) for recapitalization of the Savings Association Insurance Fund (SAIF) of the FDIC.
(2) Fourth quarter of 1995 included pretax merger costs of $1,989,000 or $.35 per share (after tax effect).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this item with respect to the directors and executive officers of the Company will appear under the headings "Election of Directors," "Beneficial Ownership of Common Stock" and "Executive Officers" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will appear in the Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will appear in the Proxy Statement under the heading "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13. TRANSACTIONS WITH CERTAIN RELATED PERSONS

  The information required by this item will appear in the Proxy Statement under the heading "Executive Compensation--Transactions With Certain Related Persons" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Index of Financial Statements. The following financial statements appear in response to Item 8 of this Report:

    Independent Auditors' Reports

    Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

    Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

  (a)(2) Index of Financial Statement Schedules. All financial statement schedules have been omitted because they are not required, not applicable or are included in Notes to Consolidated to Financial Statements.

  (b) Reports on Form 8-K. None.

  (c) Exhibits.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
     *2.1    Affiliation Agreement and Plan of Reorganization dated as of March
             14, 1995, as amended, by and between Main Street Community
             Bancorp, Inc. ("MSCB") and Lexington Savings Bank ("LEXB").
     *2.2    LEXB Holding Plan dated as of April 13, 1995 by and between
             Lexington Holding, Inc. and LEXB.
     *2.3    LEXB Merger Plan dated as of June 20, 1995 by and between
             Lexington Holding, Inc. and Affiliated.
     *2.4    MSCB Merger Plan dated as of June 20, 1995 by and between MSCB and
             Affiliated.
   ***2.5    Stock Subscription Agreement dated December 17, 1996 between
             Affiliated and Middlesex Bank & Trust Company (in organization).
    **3.1    Restated Articles of Organization of Affiliated.
    **3.2    By-laws of Affiliated.
    **4.1    Specimen of Affiliated Common Stock certificate.
   **10.1    Severance Agreement between Affiliated and Timothy J. Hansberry.
   **10.2    Special Termination Agreement between Affiliated and Timothy J.
             Hansberry.
   **10.3    Special Termination Agreement between Affiliated and John G.
             Fallon.
   **10.4    Special Termination Agreement between LEXB and William J. Gaddis,
             Jr., dated September 28, 1993.
   **10.5    Severance Agreement between TFSB and James E. McCobb, Jr.
   **10.6    Special Termination Agreement between TFSB and James E. McCobb,
             Jr.
   **10.7    Special Termination Agreement between Affiliated and Quentin J.
             Greeley.
   **10.8    Special Termination Agreement between TFSB and Richard E. Green.
     10.9    Affiliated Community Bancorp, Inc. 1995 Stock Option Plan, as
             amended and restated as of January 16, 1997 (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders).
   **21.1    Subsidiaries of the Registrant.
  ***23.1    Consents of Auditors.
  ***27.1    Final Data Schedule.

--------
  * Incorporated by reference to the Company's Form S-4 Registration Statement filed on June 22, 1995 (No. 33-93784).
 ** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
*** Filed herewith.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Affiliated Community Bancorp, Inc.

                                                 /s/ Timothy J. Hansberry
Dated: March 20, 1997                     By: _________________________________
                                                     TIMOTHY J. HANSBERRY
                                                      PRESIDENT AND CHIEF
                                                       EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      /s/ Timothy J. Hansberry         President, Chief         March 20, 1997
-------------------------------------   Executive Officer
        TIMOTHY J. HANSBERRY            and Director

         /s/ John G. Fallon            Executive Vice           March 20, 1997
-------------------------------------   President and Chief
           JOHN G. FALLON               Financial Officer

         /s/ Fred C. Bailey            Director                 March 20, 1997
-------------------------------------
           FRED C. BAILEY

      /s/ Kendrick G. Bushnell         Director                 March 20, 1997
-------------------------------------
        KENDRICK G. BUSHNELL

        /s/ Jack E. Chappell           Director                 March 20, 1997
-------------------------------------
          JACK E. CHAPPELL

         /s/ Edward S. Heald           Director                 March 20, 1997
-------------------------------------
           EDWARD S. HEALD

      /s/ James E. McCobb, Jr.         Director                 March 20, 1997
-------------------------------------
        JAMES E. MCCOBB, JR.