Form 10-Q
period 1997-03-31
AFFILIATED COMMUNITY BANCORP INC
filed 1997-05-13
CIK 947038

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                     ------------------------------------


                                   FORM 10-Q



(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934. FOR the quarter ended March 31, 1997

                                      or

[ ]   TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934.


                        COMMISSION FILE NUMBER 0-27014


                      AFFILIATED COMMUNITY BANCORP, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

                    Massachusetts                          04-3277217
                 ------------------                    ------------------
            (State of other jurisdiction of             (I.R.S. Employer
            incorporation or organization)              Identification Number)

    716 Main Street, Waltham, Massachusetts                  02254-9035
    ---------------------------------------             -----------------
    (Address of principal executive offices)                  (Zip Code)

                                 (617) 894-6810
                       ---------------------------------
              (Registrant's telephone number, including area code)



Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes     X          No
                                                ---------        --------
         At April 30, 1997 there were 5,171,666 shares of common stock, par value $.01 per share, outstanding.


---------------------------------------


                                    AFFILIATED COMMUNITY BANCORP, INC.
                                                INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I - FINANCIAL INFORMATION
Item 1.
-------
Consolidated Statements of Financial Condition at March 31, 1997 and December 31, 1996 .............  3

Consolidated Statements of Income for the Three Months Ended March 31, 1997 and 1996 ...............  4

Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 1997 and 1996..  5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996 ...........  6

Notes to Consolidated Financial Statements .........................................................  7

Item 2.
-------
Management's Discussion and Analysis of Financial Condition, including Liquidity and Capital
Resources, and Results of Operations for the Three Months Ended March 31, 1997 and 1996 ............  9

PART II - OTHER INFORMATION

Item 1.
-------
Legal Proceedings .................................................................................. 15

Item 2.
-------
Changes in Securities .............................................................................. 15

Item 3.
-------
Defaults Upon Senior Securities .................................................................... 15

Item 4.
-------
Submission of Matters to a Vote of Security Holders ................................................ 15

Item 5.
-------
Other Information .................................................................................. 15

Item 6.
-------
Exhibits and Reports on Form 8-K ................................................................... 15

SIGNATURES ......................................................................................... 16

EXHIBITS:

Computation of Primary and Fully Diluted Earnings Per Share
for the Three Months Ended March 31, 1997 and March 31, 1996 ....................................... 17

Financial Data Schedule ............................................................................ 18

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data)


                                                                                                 March 31,        December 31,
                                                                                                   1997               1996
                                                                                              ---------------    --------------
                                                                                                (Unaudited)
                              ASSETS
Cash and due from banks                                                                        $    11,777       $   11,331
Federal funds sold and overnight deposits                                                            5,300            4,464
Investment securities - held to maturity (market value $181,161 and $173,372
    at March 31, 1997 and December 31, 1996, respectively)                                         183,009          173,510
Investment securities - available for sale (amortized cost $158,605 and $160,395
    at March 31, 1997 and December 31, 1996, respectively)                                         157,132          159,844
Loans receivable - net of allowance for possible loan losses of  $7,962 and $7,759
    at March 31, 1997 and December 31, 1996, respectively                                          660,036          645,797
Federal Home Loan Bank stock - at cost                                                              14,638           14,638
Other real estate owned, net                                                                            10              133
Accrued interest receivable                                                                          7,536            7,124
Office properties and equipment, net                                                                 8,486            8,428
Deferred tax asset, net                                                                              3,798            3,405
Other assets                                                                                         3,275            3,539
                                                                                               -----------       ----------

         Total assets                                                                          $ 1,054,997       $1,032,213
                                                                                               ===========       ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                                  $   665,146       $  652,509
     Federal Home Loan Bank advances                                                               272,771          267,171
     ESOP debt                                                                                       1,305            1,394
     Mortgagors' escrow payments                                                                     2,336            2,087
     Securities sold under agreements to repurchase                                                  3,343              727
     Other                                                                                           7,047            6,923
                                                                                               -----------       ----------

         Total liabilities                                                                         951,948          930,811
                                                                                               -----------       ----------

Stockholders' Equity (Note 4):
     Preferred stock, $0.01 Par Value; 2,000,000 shares authorized, none issued                       --               --
     Common stock, $0.01 Par Value; 18,000,000 shares authorized; shares
       issued 6,703,957 in 1997 and 6,683,957 in 1996                                                   67               66
     Additional paid-in capital                                                                     49,360           49,146
     Retained earnings - restricted                                                                 59,694           57,518
     Treasury stock at cost, 247,500 shares                                                         (3,402)          (3,402)
     Unearned compensation - ESOP                                                                   (1,287)          (1,394)
     Unrealized gain (loss) on investment securities, net of tax effects                            (1,383)            (532)
                                                                                               -----------       ----------

         Total stockholders' equity                                                                103,049          101,402
                                                                                               -----------       ----------
         Total liabilities and stockholders' equity                                            $ 1,054,997       $1,032,213
                                                                                               ===========       ==========


  The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in thousands, except share data)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      ---------------------
                                                                                       1997          1996
                                                                                      ------        -------
                                                                                          (Unaudited)
Interest and dividend income:
   Interest and fees on loans                                                         $13,581       $11,322
   Interest and dividend income on investment securities                                5,934         5,267
   Interest on federal funds sold and overnight deposits                                   45            71
                                                                                      -------       -------
     Total interest and dividend income                                                19,560        16,660
                                                                                      -------       -------
Interest expense:
   Interest on deposits                                                                 6,795         6,195
   Interest on borrowed funds                                                           4,088         3,120
                                                                                      -------       -------
     Total interest expense                                                            10,883         9,315
                                                                                      -------       -------

Net interest income                                                                     8,677         7,345

Provision for possible loan losses                                                        200           135
                                                                                      -------       -------
Net interest income after provision for possible loan losses                            8,477         7,210
                                                                                      -------       -------

Noninterest income:
   Mortgage loan servicing fees                                                            67            83
   Customer service fees and other                                                        361           320
   Loss on sales of securities, net                                                        (2)            -
   Gain on sales of loans, net                                                              1            29
                                                                                      -------       -------

     Total noninterest income                                                             427           432
                                                                                      -------       -------
Noninterest expenses:
   Compensation and employee benefits                                                   2,508         2,317
   Occupancy and equipment                                                                537           517
   Data processing                                                                        234           209
   Professional services                                                                  166           193
   Federal Deposit Insurance premiums                                                      65           193
   Other real estate owned (income) expenses, net                                         (22)           94
   Marketing and promotion                                                                156           127
   Other                                                                                  563           602
                                                                                      -------       -------
     Total noninterest expenses                                                         4,207         4,252
                                                                                      -------       -------
Income before provision for income taxes                                                4,697         3,390

Provision for income taxes                                                              1,760         1,267
                                                                                      -------       -------
         Net Income                                                                   $ 2,937       $ 2,123
                                                                                      =======       =======
Earnings per share (Note 4):

     Primary                                                                          $  0.45       $  0.33
                                                                                      =======       =======
     Fully diluted                                                                    $  0.45       $  0.33
                                                                                      =======       =======
   Weighted average shares outstanding:

     Primary                                                                            6,571         6,499
                                                                                      =======       =======
     Fully diluted                                                                      6,571         6,505
                                                                                      =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 4)
              For the Three Months Ended March 31, 1997 and 1996
                     (In thousands, except per share data)
                                  (Unaudited)



                                                                                                       Net Unrealized
                                                Additional                             Unearned        Gain (Loss) on
                                     Common       Paid-in     Treasury    Retained   Compensation-       Investment
                                      Stock       Capital       Stock     Earnings          ESOP         Securities     Total
                                     ------       -------      ------     --------      --------       ------------    ------
Balance at December 31, 1995            $66       $48,250      $    -     $ 51,563        ($679)           $  90       $99,290
  Net income                              -             -           -        2,123            -                -         2,123
  ESOP transactions                       -            27           -            -           36                -            63
  Issuance of common stock under
     stock option plan                    -           106           -            -            -                -           106
  Purchase of treasury stock              -             -      (4,081)           -            -                -        (4,081)
  Cash dividends declared ($0.10
     per share)                           -             -           -         (618)           -                -          (618)
  Changes in net unrealized gain
     (loss) on securitites available
     for sale, net of tax effect          -             -           -            -            -             (689)         (689)
                                    -------       -------     -------      -------      -------           ------       -------
Balance at March 31, 1996               $66       $48,383     ($4,081)     $53,068        ($643)           ($599)      $96,194
                                    =======       =======     =======      =======      =======           ======       =======



                                                                                                       Net Unrealized
                                                Additional                             Unearned        Gain (Loss) on
                                     Common       Paid-in     Treasury    Retained   Compensation-       Investment
                                      Stock       Capital       Stock     Earnings          ESOP         Securities     Total
                                     ------       -------      ------     --------      --------       ------------    ------
Balance at December 31, 1996            $66       $49,146     ($3,402)     $57,518      ($1,394)             ($532)  $101,402
  Net income                              -             -           -        2,937            -                  -      2,937
  ESOP transactions                       -            58           -           13          107                  -        178
  Purchase of treasury stock              -             -           -            -            -                  -          -
  Issuance of common stock under
     stock option plan                    1           156           -            -            -                  -        157
  Cash dividends declared ($0.12
     per share)                           -             -           -         (774)           -                  -       (774)
  Changes in net unrealized gain
     (loss) on securitites available
     for sale, net of tax effect          -             -           -            -            -               (851)      (851)
                                    -------       -------     -------      -------      -------            -------    -------
Balance at March 31, 1997               $67       $49,360     ($3,402)     $59,694      ($1,287)           ($1,383)  $103,049
                                    =======       =======     ========     =======      ========           =======   ========


The accompanying notes are integral part of these consolidated financial statements.

               AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                   -------------------------
                                                                                                     1997             1996
                                                                                                   --------         --------
                                                                                                         (Unaudited)
Cash flows from operating activities:
   Net Income                                                                                      $  2,937         $  2,123
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for possible loan losses                                                                 200              135
     Provision for losses on other real estate owned                                                   --                 60
     Depreciation and amortization                                                                      203              182
     Gain on sales of loans                                                                              (1)             (29)
     Loss on sales of securities                                                                          2             --
     Net gain on sales of other real estate owned                                                       (44)             (11)
     Net amortization of premiums and discounts on investment securities                                 90              181
     (Benefit) provision for (prepaid) deferred income taxes                                           (200)            (216)
     ESOP transactions                                                                                  178               63
     Increase in Federal Home Loan Bank stock                                                          --             (1,784)
     Decrease in loans held for sale                                                                   --                704
     Increase in accrued interest receivable                                                           (412)            (534)
     Other, net                                                                                         869             (774)
                                                                                                   --------         --------
         Net cash provided by operating activities                                                    3,822              100
                                                                                                   --------         --------
Cash flows from investing activities:
   Proceeds from sales of investment securities available for sale                                    2,501             --
   Proceeds from maturities of investment securities available for sale                               4,700           11,500
   Proceeds from maturities of investment securities held to maturity                                 5,419               56
   Purchase of investment securities available for sale                                              (8,409)         (56,355)
   Purchase of investment securities held to maturity                                               (20,239)          (6,000)
   Principal payments received on investment securities available for sale                            2,306            2,190
   Principal payments received on investment securities held to maturity                              5,318            6,618
   Loan originations, net of repayments                                                             (14,610)         (18,038)
   Proceeds from sale of office properties and equipment                                               --               --
   Purchases of office properties and equipment                                                        (261)            (163)
   Capitalized costs associated with other real estate owned, net of payments received                 --                  1
   Proceeds from sales of other real estate owned                                                       339              243
                                                                                                   --------         --------
         Net cash used by investing activities                                                      (22,936)         (59,948)
                                                                                                   --------         --------
Cash flows from financing activities:
   Net increase in deposits                                                                          12,637           14,911
   Additions to Federal Home Loan Bank advances                                                       5,600           48,080
   Increase in mortgagors' escrow payments                                                              249               93
   Increase in repurchase agreements                                                                  2,616             --
   Purchase of treasury stock                                                                          --             (4,081)
   Proceeds from issuance of common stock                                                               157              106
   ESOP transactions                                                                                    (89)             (36)
   Cash dividends paid on common stock                                                                 (774)            (618)
                                                                                                   --------         --------
   Net cash provided by financing activities                                                         20,396           58,455
                                                                                                   --------         --------
Net increase (decrease) in cash and cash equivalents                                                  1,282           (1,393)
Cash and cash equivalents at beginning of period                                                     15,795           18,162
                                                                                                   --------         --------
Cash and cash equivalents at end of period                                                         $ 17,077         $ 16,769
                                                                                                   ========         ========
Supplemental disclosures of cash flow information:
   Interest paid on deposits                                                                       $  6,627         $  6,353
   Interest paid on borrowed funds                                                                    4,087            3,213
   Income taxes paid, net of refunds                                                                    364            1,406
Supplemental disclosures of non-cash transactions:
   Transfers to foreclosed real estate                                                                  172              312

The accompanying notes are an integral part of the consolidated financial statements

               AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


1)   Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Affiliated Community Bancorp, Inc. (the "Company" or "Affiliated") and its two wholly-owned subsidiaries, Lexington Savings Bank ("Lexington"), a Massachusetts chartered savings bank, and The Federal Savings Bank ("Federal"), a federally chartered savings bank, which are located in Lexington, Massachusetts and Waltham, Massachusetts, respectively.

         Affiliated Community Bancorp, Inc. was incorporated on April 13, 1995 for the purpose of effecting the affiliation (the "Affiliation") of Lexington and Main Street Community Bancorp, Inc. ("Main Street") including Main Street's wholly-owned subsidiary, Federal, pursuant to the Affiliation Agreement and Plan of Reorganization dated March 14, 1995 between Lexington and Main Street. The Affiliation was consummated on October 18, 1995 and was treated as a pooling of interests for accounting purposes. The operations of Affiliated consist of those of its two bank subsidiaries, Lexington and Federal. The information presented herein for 1997 and 1996 represents the financial condition and the results of the Company and its wholly-owned bank subsidiaries on a consolidated basis.

         Lexington is insured by the Bank Insurance Fund ("BIF") and Federal is insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

         Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the March 31, 1997 presentation. Such reclassifications had no effect on previously reported consolidated net income.

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

3)   Allowance for Possible Loan Losses

         The following is a summary of the allowance for possible loan losses for the three month periods ended March 31, 1997 and 1996:


                                                         Three Months Ended
                                                     ---------------------------
                                                              March 31,
                                                     ---------------------------
                                                       1997               1996
                                                     --------           --------
                                                            (In thousands)

      Balance at beginning of period                   $7,759             $7,127
      Provision for possible loan losses                  200                135
      Recoveries                                           43                 54
                                                       ------             ------
                                                        8,002              7,316

      Loans charged-off                                    40                113
                                                       ------             ------
      Balance at end of period                         $7,962             $7,203
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

         For the three months ended March 31, 1997 and 1996, the average recorded investment in impaired loans was $3,567,000 and $2,838,000 respectively, and the income recognized on related impaired loans was $56,000 and $14,000, respectively. At March 31, 1997 and December 31, 1996, the Company classified $3,570,000 and $3,798,000, respectively, of its loans as impaired. Of the $3,570,000 in impaired loans at March 31, 1997, $3,465,000 has been measured under the fair value of collateral method and $105,000 has been measured under the present value of the expected cash flows method. At March 31, 1997 impaired loans totaling $3,224,000, had a related valuation reserve of $676,000. Of the $3,798,000 in impaired loans at December 31, 1996, $3,691,000 has been measured under the fair value of collateral method and $107,000 has been measured under the present value of the expected cash flows method. At December 31, 1996, impaired loans totaling $3,555,000 had a related valuation reserve of $667,000.

4)   Subsequent Event

         On April 23, 1997 the Board of Directors of the Company approved a 25% stock split, to be effected in the form of a stock dividend, payable on May 30, 1997. All common stock share and per share information, except for shares authorized has been retroactively restated to reflect this stock split for all periods presented.

5)   Impact of New Accounting Standards

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is generally effective for transfers and servicing of financial assets and extinguishments of liabilities, as defined, after December 31, 1996. SFAS No. 125, as amended, requires an entity to recognize upon a transfer the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. SFAS No. 125 supersedes SFAS No. 122. For servicing contracts in existence before January 1, 1997, previously recognized servicing rights and "excess servicing" receivables that do not exceed contractually specified servicing fees are combined, net of any previously recognized servicing obligations, as a servicing asset or liability, with previously recognized servicing receivables that exceed contractually specified servicing fees being reclassified as interest-only strips receivable. The adoption of this statement did not have a material impact on its financial condition or results of operations.

         In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is to become effective for fiscal years ending after December 15, 1997. The more significant changes are the replacement of primary earnings per share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted EPS, now called diluted EPS, is still required. The Company's management anticipates that the application of the new statement will not have a significant impact on the Company's reported results when adopted.

         If SFAS No. 128 were in effect, basic EPS for the first quarter of 1997 would have been $0.46 versus $0.34 for the first quarter of 1996, which reflects the effect of the 25% stock split.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997

General
-------

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

Changes in Financial Condition from December 31, 1996
-----------------------------------------------------

     Total assets at March 31, 1997 amounted to $1.055 billion as compared to $1.032 billion at December 31, 1996, reflecting an increase of $22.8 million or 2.2%. The increase in the Company's assets is primarily attributed to growth in loans and additional purchases of investment securities designated as held to maturity.

     Investments: Investment securities designated as held to maturity amounted
     -----------
to $183.0 million at March 31, 1997 versus $173.5 million at December 31, 1996. The increase of $9.5 million for the current year represents additional purchases of fifteen year mortgage-backed certificates with an average life of 5 years. During the current three month period of 1997, sales of investment securities available for sale amounted to $2.5 million and resulted in a net loss of $2,000 for the first quarter of 1997. There were no sales during the comparable 1996 period.

     The carrying value of investment securities at March 31, 1997 is presented in the following table:


                                                                    Available            Held to
                                                                    for Sale             Maturity
                                                                    ---------            --------
                                                                             (In thousands)

         Government securities                                        $84,949             $46,269
         Corporate bonds                                                1,025               3,001
         Mortgage-backed and asset-backed securities                   42,549             120,602
         Mortgage-backed derivatives                                    6,693              13,137
         Marketable equity securities                                  21,916                  -
                                                                     --------            --------
                                                                     $157,132            $183,009
                                                                     ========            ========

     The mortgage-backed derivatives portfolio consisted of planned amortization classes (PAC's), targeted amortization classes (TAC's), sequential payment classes (SEQ's), scheduled amortization classes (SCH's) and accretion directed classes (AD's). The balance at March 31, 1997 had an average life of 2.2 years with 33% in monthly adjusting securities and the remaining 67% in fixed rate securities.

     Loans: Gross loans outstanding at March 31, 1997 amounted to $668.0 million
     -----
versus $653.6 million at December 31, 1996. The increase of $14.4 million or 2.2% was primarily attributed to growth in residential real estate loans and commercial real estate loans. The gross balances of loans outstanding at March 31, 1997 and December 31, 1996 are shown in the following table:

                                                     March 31,        December 31,
                                                       1997               1996
                                                     ---------        ------------
                                                            (In thousands)
         Real estate:
               1-4 family                            $ 439,068          $428,308
               Commercial and construction             174,308           171,990
         Commercial                                     35,503            35,338
         Equity lines of credit and other               20,904            19,749
         Less: net deferred loan fees                   (1,785)           (1,829)
                                                     ---------          --------
                                                     $ 667,998          $653,556
                                                     =========          ========

     At March 31, 1997 loans delinquent 60 days or more amounted to $4.8 million and represented 0.7% of total loans outstanding. The comparable amounts at December 31, 1996 were $4.2 million or 0.6%.

     The following table sets forth information regarding non-accrual loans, troubled debt restructurings, other real estate owned and other assets:

                                                       March 31,      December 31,
                                                         1997             1996
                                                       ---------      ------------
                                                          (Dollars in thousands)
Non-accrual loans                                        $4,675          $4,886

Troubled debt restructurings, accruing                      185            --
                                                         ------          ------
      Total non-performing loans                          4,860           4,886

Other real estate owned, net                                 10             133
                                                         ------          ------
      Total non-performing assets                        $4,870          $5,019
                                                         ======          ======
Loans past due 90 days or more and
      still accruing                                     $ --            $  136
                                                         ======          ======
Non-performing loans as a percent of
      total loans                                           .73%            .75%

Non-performing assets as a percent of
      total assets                                          .46%            .49%

Allowance for possible loan losses as
      a percent of non-performing loans                  163.83%         158.80%

Allowance for possible loan losses as
      a percent of total loans                             1.19%           1.19%
                                                         ======          ======

     Liabilities: The Company's deposit products include passbook and statement
     -----------
savings accounts, NOW accounts, demand (checking) accounts, money market accounts and certificate of deposit accounts. The certificate accounts consist of regular and retirement funds and are either fixed or variable in nature.

     The following table summarizes the Company's deposit liabilities at March 31, 1997 and December 31, 1996:

                                                      March 31,        December 31,
                                                         1997              1996
                                                      ---------        ------------
                                                              (In thousands)
Demand                                                 $ 40,081         $ 41,557
NOW                                                      50,296           51,347
Regular savings                                         123,351          122,739
Money market                                             67,858           66,492
                                                       --------         --------
      Total non-certificate accounts                    281,586          282,135
                                                       --------         --------
Certificates less than $100,000                         301,848          297,990
Certificates of $100,000 and over                        81,712           72,384
                                                       --------         --------
      Total certificate accounts                        383,560          370,374
                                                       --------         --------

      Total deposits                                   $665,146         $652,509
                                                       ========         ========

     At March 31, 1997 and December 31, 1996, brokered certificates of deposits amounted to $26.3 million and $29.1 million, respectively. Brokered certificates of deposits include $14.9 million in Depository Trust Company ("DTC") certificates at March 31, 1997 and December 31, 1996.

     Borrowings from the Federal Home Loan Bank ("FHLB") amounted to $272.8 million at March 31, 1997 versus $267.2 million at December 31, 1996 as a result of continued leveraging of the Company's strong capital position. The additional borrowings funded loans and mortgage-backed certificates that were added to the balance sheet.

     During the first quarter of 1996, the Company instituted and completed a stock repurchase program under which 238,000 shares or 4.5% of its common stock was purchased in open market transactions. At March 31, 1997 total shares outstanding, excluding 198,000 shares of treasury stock, were 5,165,166 compared to 5,149,166 at December 31, 1996, prior to the effect of the stock split.

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of liquidity are dividends from subsidiaries, and maturities, repayments and interest on investments. The Company may use its liquidity to pay cash dividends to stockholders, fund operating expenses and pay taxes. On April 17, 1997 the Company declared a regular quarterly dividend of $0.15 per share (prior to the effect of the stock split) payable on May 16, 1997 to stockholders of record on April 30, 1997. This first quarter dividend represented a 25% increase over the $0.12 per share (prior to the effect of the stock split) paid a year ago.

     The primary sources of funds for the Company's bank subsidiaries are deposits, FHLB borrowings, principal and interest payments on loans, mortgage-backed and mortgaged-backed derivative securities, and maturities of investment securities. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by economic conditions, interest rate levels, and regulatory changes. The earning asset growth of $22.1 million for the three month period ended March 31, 1997 was funded by a net gain in deposits of $12.6 million, primarily from term certificates, and additional advances from the FHLB amounting to $5.6 million.

     The Company's bank subsidiaries, as members of the FHLB, have overnight lines of credit of approximately $23.5 million and an overall borrowing capacity of approximately $614.8 million from the FHLB. At March 31, 1997 outstanding borrowings were $272.8 million under these facilities. Any borrowings must be collateralized by a combination of investment securities and certain first mortgage loans. The subsidiaries have the ability to enter into repurchase agreements, with an aggregate credit line of $150 million, with various brokers.

     At March 31, 1997, the Company had outstanding commitments of $57.4 million to originate loans and advance funds. As of that date, the Company had no commitments to sell loans. The Company believes that it will have sufficient funds available to meet all of its commitments as a result of the liquidity inherent in its balance sheet, combined with its available borrowing capacity through the FHLB.

     On April 23, 1997 the Company announced a 25% stock split of its common stock to be effected in the form of a stock dividend. This split will be payable on May 30, 1997 in the form of one additional share for each four shares of common stock outstanding held by stockholders of record as of the close of business on May 15, 1997.

     On December 18, 1996 Affiliated announced that it had entered into a definitive agreement to provide the initial capitalization for Middlesex Bank and Trust Company (in organization), a de novo bank that will be located in Newton, MA. This transaction is subject to final regulatory approvals. Middlesex is expected to open for business in the second quarter of 1997. There can be no assurance that regulatory or business factors will not delay such opening, or that, if opened, Middlesex's operations will be successful.

     The Company's bank subsidiaries are subject to certain capital standards prescribed by regulations. The following tables show the subsidiaries' regulatory capital ratios as they compare to the minimum guidelines at March 31, 1997:

                                                                                              Affiliated
                                               The Federal             Lexington               Community             Minimum
                                               Savings Bank            Savings Bank           Bancorp, Inc.        Requirements
                                               ------------            ------------           -------------        ------------
Risk-based ratios:
     Tier 1 capital .......................        18.89%                  14.12%                 18.29%                 4.00%
     Total capital.........................        20.15                   15.06                  19.54                  8.00
Tangible capital...........................         9.24                   N/A                    N/A                    1.50
Core capital...............................         9.24                   N/A                    N/A                    3.00
Tier 1 leverage capital....................         9.36                    8.35                   9.92                  3.00

Comparison of Results of Operations for the Three Months Ended March 31, 1997
-----------------------------------------------------------------------------
and 1996
--------

     General Operating Results. Net income for the three months ended March 31, 1997 was $2.9 million or $.45 per share, compared to net income of $2.1 million or $.33 per share in the corresponding quarter of 1996, an increase of $814,000 or 38.3%. The earnings increase was attributed to a higher level of net interest income achieved with no increase in overall operating expenses.

     The following table sets forth average balances and net interest income components relating to the Company for the three months ended March 31, 1997 and 1996. It includes (i) the average balance sheet for the period, based on daily average balances; (ii) the total amount of interest earned or paid on the various categories of interest-earning assets and interest-bearing liabilities; and (iii) the resulting weighted average yields and costs. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. In addition, the table reflects the Company's interest rate spreads and net yields on earning assets. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered "adjustments to yield."




                                                                              Three Months Ended March 31,
                                                 -----------------------------------------------------------------------------------
                                                                     1997                                       1996
                                                ------------------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
                                                                   Interest     Average                       Interest      Average
                                                   Average         Income/       Yield/        Average         Income/       Yield/
                                                   Balance         Expense       Rate          Balance         Expense       Rate
                                                   -------         -------       ----          -------         -------       ----
      Assets
Interest-earning assets:
    Loans                                       $   659,003      $  13,581       8.24%        $550,533        $ 11,322      8.23%
                                                -----------      ---------       ----         --------        --------      -----
    Investments:
      Investment and mortgage-backed
        securities held-to-maturity                 182,416          3,040       6.67%         175,957           2,861      6.50%
      Investment and mortgage-backed
        securities available for sale               160,956          2,663       6.62%         136,383           2,234      6.55%
      Federal Home Loan Bank stock                   14,638            231       6.31%          10,980             172      6.27%
      Federal funds sold and overnight
        deposits                                      4,488             45       4.01%           6,145              71      4.62%
                                                -----------      ---------       ----         --------        --------      -----
         Total investments                          362,498          5,979       6.60%         329,465           5,338      6.48%
                                                -----------      ---------       ----         --------        --------      -----
         Total interest-earning assets            1,021,501         19,560       7.66%         879,998          16,660      7.57%
                                                -----------      ---------       ----         --------        --------      -----

Noninterest earning assets                           33,175                                     32,403
Allowance for possible loan losses                   (7,823)                                    (7,178)
                                                -----------                                   --------
         Total assets                           $ 1,046,853                                   $905,223
                                                ===========                                   ========
Liabilities and Stockholders' Equity

Interest-bearing liabilities:
      Regular savings, NOW and money
        market accounts                         $   236,363      $   1,496       2.53%        $232,223        $  1,487      2.56%
      Certificate accounts                          377,513          5,299       5.61%         320,934           4,708      5.87%
      Borrowings                                    284,239          4,088       5.75%         213,163           3,120      5.85%
                                                -----------      ---------       ----         --------        --------      -----
         Total interest-bearing liabilities         898,115         10,883       4.85%         766,320           9,315      4.86%
                                                -----------      ---------       ----         --------        --------      -----
Noninterest-bearing liabilities:
      Demand deposits                                39,469                                     31,679
      Other                                           7,119                                      9,648
                                                -----------                                   --------
         Total liabilities                          944,703                                    807,647
                                                -----------                                   --------

Stockholders' equity                                102,150                                     97,576
                                                -----------                                   --------
         Total liabilities and
             stockholders' equity               $ 1,046,853                                  $ 905,223
                                                ===========                                  =========
Net interest income                                               $  8,677                                    $  7,345
                                                                  ========                                    ========
Interest rate spread                                                             2.81%                                    2.71%
                                                                                 =====                                    =====
Net yield on earning assets                                                      3.40%                                    3.34%
                                                                                 =====                                    =====

     Interest Income. Total interest and dividend income increased from $16.7 million in the first quarter of 1996 to $19.6 million in the same period of 1997, an increase of 17.4%. The additional income is due mostly to the higher volume of loans and investments. The yield on average earning assets increased from 7.57% in the first quarter of 1996 to 7.66% in the same period of 1997 due to a higher yield on the Company's investment portfolio and an increase in loans as a percentage of earning assets. Average loans outstanding in the current quarter amounted to $659.0 million and produced an average yield of 8.24%, as compared to a 1996 average volume of $550.5 million with an average yield of 8.23%. The average balance of all investment categories amounted to $362.5 million in the first quarter of 1997 with an average yield of 6.60% compared to $329.5 million and 6.48%, respectively, in the comparable quarter of 1996.

  Interest Expense. Interest expense in the first quarter of 1997 amounted to $10.9 million, up $1.6 million or 16.8% from $9.3 million in the same quarter of 1996. The main contributing factors to this increase were higher volumes in certificates of deposits and borrowed funds. The average rate paid on total interest bearing deposits decreased fractionally from 4.86% in the first quarter of 1996 to 4.85% in the comparable period of 1997. Average interest bearing deposit volume increased from $553.2 million in the 1996 period to $613.9 million in the first quarter of 1997, up $60.7 million or 11.0%. Average certificates increased $56.6 million or 17.6% in 1997 from the comparable 1996 quarter. The Company had average borrowings of $284.2 million for the three months ended to March 31, 1997, with a related interest expense of $4.1 million, compared to $213.2 million and $3.1 million, respectively, for the first quarter of 1996. The average rate paid on borrowings decreased from 5.85% to 5.75%.

  The following table illustrates the extent to which changes in interest rates and changes in the volumes of interest-earning assets and interest-bearing liabilities affected the components of the Company's interest income and interest expense during the period. For each interest related asset and liability category, information is provided with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) change attributable to changes in interest rates (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of both volume and rates have been allocated proportionately to the change due to volume and the change due to rates.

                                  Three Months Ended March 31,
                                  ----------------------------
                                    1997 Compared with 1996
                                    -----------------------
                                      Increase (Decrease)
                                       Due to Change in:
                                       -----------------

                                     Average  Average
                                     Volume    Rate    Total
                                     ------   -------  -----
                                          (In thousands)
Interest Income:

 Loans                               $2,235   $  24   $2,259
 Investments:
  Investment and mortgage-backed
   securities held-to-maturity          107      72      179
  Investment and mortgage-backed
   securities available-for-sale        406      23      429
  Federal Home Loan Bank stock           58       1       59
  Federal funds sold                    (17)     (9)     (26)
                                     ------   -----   ------

  Total interest income               2,789     111    2,900
                                     ------   -----   ------

Interest Expense:

 Regular savings, NOW and money
  market accounts                        26     (17)       9
 Certificate accounts                   783    (192)     591
                                     ------   -----   ------
  Total deposits                        809    (209)     600

 Borrowed funds                       1,021     (53)     968
                                     ------   -----   ------

  Total interest expense              1,830    (262)   1,568
                                     ------   -----   ------

Change in net interest income        $  959   $ 373   $1,332
                                     ======   =====   ======

     The increase in 1997 first quarter net interest income was primarily attributed to volume increases in loans and in investment and mortgage-backed securities designated as available for sale. Volume increases in certificates of deposits and borrowed funds partially offset the favorable benefit of volume increase in earning assets. Additionally, the Company benefited from favorable rate variances on certificates and borrowed funds during the first quarter of 1997.

     Provision for Possible Loan Losses. The provision for possible loan losses for the first quarter of 1997 amounted to $200,000 versus $135,000 for the first quarter of 1996. At March 31, 1997, the Company's allowance for possible loan losses amounted to $8.0 million which represented 164% of non-performing loans at that date. The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans, in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is a forward-looking estimate and ultimate losses may vary from current estimates and future additions to the allowance may be necessary. As adjustments become necessary, they are reported in the results of operations for the periods in which they become known. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Although no assurance can be given, management believes that the March 31, 1997 level of the allowance was adequate to provide for known and reasonably anticipated loan losses inherent in the portfolio at that date.

     Noninterest Income. For the first quarter of 1997, total noninterest income amounted to $427,000, a slight decrease of $5,000 or 1.2% from $432,000 in the first quarter of 1996. Customer service and other fees increased by $41,000 or 12.8% in the first quarter from the same period in 1996, as a result of increased penalty charges and higher volumes in demand and money market accounts. Loan servicing fees amounted to $67,000 this quarter, compared to $83,000 in the first quarter of 1996 reflecting amortization of servicing rights on loans originated and sold and a reduction in the volume of loans serviced for investors. The Company had gains on loan sales of $29,000 in the first quarter of 1996, as compared to a modest gain of $1,000 in the same quarter of 1997.

     Noninterest Expenses. Total noninterest expenses decreased by $45,000 or 1.1% in the first quarter of 1997 to $4.2 million, compared to $4.3 million in the corresponding quarter of 1996. The significant components of the change in expenses include a $191,000 or 8.2% increase in compensation and benefits, a $128,000 decrease in federal deposit insurance premiums, a decrease in OREO expense of $116,000, and a $39,000 or 6.5% decrease in other expense.

     The increase in compensation and benefits costs was caused by staff additions, normal salary increases, payroll taxes, and increased costs associated with the Company's 401(k), ESOP and profit sharing plans. The decrease in federal deposit insurance premiums for the first quarter reflects the recently reduced rate structure of the FDIC. OREO expenses, which are volatile and unrelated to the Company's core business, decreased as a result of gains on property sales and lower carrying costs. Other expense declined as a result of a one-time recovery of $75,000 representing prior period costs associated with charged-off loans.

     Provision for Income Taxes. The provision for income taxes was $1.8 million for the first quarter of 1997, compared to $1.3 million for the corresponding quarter in 1996. The combined effective tax rate for the three months ended March 31, 1997 was 37.5% versus 37.4% for the same period in 1996. At March 31, 1997, the net deferred income tax asset amounted to $3.8 million. The primary sources of recovery of the deferred income tax asset are taxes paid, which are available for carry back, from 1996, 1995, and 1994, and the expectation that the deductible temporary differences will reverse during periods when the Company generates taxable income.

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.
           ------------------

           The Company and its subsidiaries are not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's business or the consolidated financial condition of the Company.

Item 2.    Changes in Securities.
           ----------------------

           Not applicable.

Item 3.    Defaults Upon Senior Securities.
           --------------------------------

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

           The Company's Annual Meeting of Stockholders was held on April 23, 1997. On the record date for the meeting, there were 5,165,166 shares of Common Stock outstanding, of which approximately 4,445,331 shares were represented at the meeting by proxy or in person. At the meeting, the following matters were voted upon and approved:

           a.     Election of Directors of the Company

                                                     Votes For                    Votes Withheld
                                                     ---------                    --------------
                  Jack E. Chappell                   4,402,989                        42,342
                  Fred C. Bailey                     4,402,989                        42,342

           b. Approval of the amendment and restatement of the Company's 1995 Stock Option Plan

                                                                                                          Broker
                  Votes For                    Votes Against                  Abstentions               Non-Votes
                  ---------                    -------------                  -----------               ---------
                  3,868,461                       424,020                       48,033                   104,817

                  The above number of shares are prior to the effect of the stock split referred to in Item 5.

Item 5.    Other Information.
           ------------------

           At a meeting of the Board of Directors held on April 17, 1997, the payment of a cash dividend was declared, providing for payment of $0.15 per share (prior to the effect of the stock split) on May 16, 1997 to holders of record on April 30, 1997.

           On April 23, 1997 the Company announced a 25% stock split on the common stock of the Company to be effected in the form of a stock dividend. This split will be payable on May 30, 1997 in the form of one additional share for each four shares of common stock outstanding held by stockholders of record as of the close of business on May 15, 1997.

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           a.  Exhibits:       11.0 -- Computation of per share earnings.
                               27.0 -- Financial Data Schedule.

           b.  Reports on Form 8-K:  None.

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Affiliated Community Bancorp, Inc.
                                    ----------------------------------------
                                                  (Registrant)





Date:      May 13, 1997    By        /s/ Timothy J. Hansberry
                                    ----------------------------------------
                                    Timothy J. Hansberry
                                    President and Chief Executive Officer



                           By        /s/ John G. Fallon
                                    ----------------------------------------
                                    John G. Fallon
                                    Executive Vice President and
                                    Chief Financial Officer