Form 10-Q
period 1997-06-30
AFFILIATED COMMUNITY BANCORP INC
filed 1997-08-08
CIK 947038

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549




                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR the quarter ended JUNE 30, 1997
                              or

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                         COMMISSION FILE NUMBER 0-27014


                       AFFILIATED COMMUNITY BANCORP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)



           Massachusetts                                  04-3277217
           -------------                                  ----------
 (State of other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification Number)

716 Main Street, Waltham, Massachusetts                   02254-9035
------------------------------------------                ----------
(Address of principal executive offices)                  (Zip Code)

                                (617)  894-6810
                  ------------------------------------------
              (Registrant's telephone number, including area code)



Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


     At July 31, 1997 there were 6,469,559 shares of common stock, par value $.01 per share, outstanding.

                       AFFILIATED COMMUNITY BANCORP, INC.
                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I - FINANCIAL INFORMATION

Item 1.
-------

Consolidated Statements of Financial Condition at
June 30, 1997 and December 31, 1996.......................       3

Consolidated Statements of Income for the Three Months
and Six Months Ended June 30, 1997 and 1996...............       4

Consolidated Statements of Stockholders' Equity for the
Six Months Ended June 30, 1997 and 1996...................       5

Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 1997 and 1996..............................       6

Notes to Consolidated Financial Statements................       7

Item 2.
-------

Management's Discussion and Analysis of Financial
Condition and Results of Operations for the Three and
Six Month Periods Ended June 30, 1997 and 1996............       9

PART II - OTHER INFORMATION

Item 1.
-------

Legal Proceedings.........................................      18

Item 2.
-------

Changes in Securities.....................................      18

Item 3.
-------

Defaults Upon Senior Securities...........................      18

Item 4.
-------

Submission of Matters to a Vote of Security Holders.......      18

Item 5.
-------

Other Information.........................................      18

Item 6.
-------

Exhibits and Reports on Form 8-K..........................      18

SIGNATURES................................................      19

EXHIBITS:

Computation of Primary and Fully Diluted Earnings Per
Share for the Three and Six Month Periods Ended
June 30, 1997 and June 30, 1996...........................      20

Financial Data Schedule...................................      21

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data)


                                                       June 30,     December 31,
                                                         1997          1996
                                                       --------     ------------
                                                     (Unaudited)
                   ASSETS

Cash and due from banks                               $   19,933     $   11,331
Federal funds sold and overnight deposits                  7,991          4,464
Investment securities - held to maturity
 (market value $177,620 and $173,372
 at June 30, 1997 and December 31, 1996,
 respectively)                                           177,790        173,510
Investment securities - available for sale
 (amortized cost $167,931 and $160,395
 at June 30, 1997 and December 31, 1996,
 respectively)                                           167,728        159,844
Loans held for sale                                        1,445            -
Loans receivable - net of allowance for
 possible loan losses of $8,228 and $7,759
 at June 30, 1997 and December 31, 1996,
 respectively                                            675,889        645,797
Federal Home Loan Bank stock - at cost                    15,034         14,638
Other real estate owned, net                                   1            133
Accrued interest receivable                                7,658          7,124
Office properties and equipment, net                       8,804          8,428
Deferred tax asset, net                                    3,262          3,405
Other assets                                               4,896          3,539
                                                      ----------     ----------
Total assets                                          $1,090,431     $1,032,213
                                                      ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits                                             $  676,447     $  652,509
 Federal Home Loan Bank advances                         294,424        267,171
 ESOP debt                                                 1,215          1,394
 Mortgagors' escrow payments                               1,983          2,087
 Securities sold under agreements to repurchase            3,044            727
 Other                                                     6,693          6,923
                                                      ----------     ----------
Total liabilities                                        983,806        930,811
                                                      ----------     ----------
Stockholders' Equity (Note 4):
 Preferred stock, $0.01 Par Value; 2,000,000
  shares authorized, none issued                              -              -
 Common stock, $0.01 Par Value; 18,000,000
  shares authorized; shares issued 6,712,834
  in 1997 and 6,683,957 in 1996                               67             66
 Additional paid-in capital                               49,557         49,146
 Retained earnings - restricted                           61,874         57,518
 Treasury stock at cost, 247,500 shares                   (3,402)        (3,402)
 Unearned compensation - ESOP                             (1,198)        (1,394)
 Unrealized gain (loss) on investment securities,
  net of tax effects                                        (273)          (532)
                                                      ----------     ----------
Total stockholders' equity                               106,625        101,402
                                                      ----------     ----------
Total liabilities and stockholders' equity            $1,090,431     $1,032,213
                                                      ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in thousands, except share data)

                                                                 Three Months Ended      Six Months Ended
                                                                      June 30,               June 30,
                                                                 -------------------   --------------------
                                                                   1997       1996       1997        1996
                                                                 --------   --------   --------    --------
                                                                      (Unaudited)          (Unaudited)
Interest and dividend income:
     Interest and fees on loans                                    $13,928   $11,766    $27,509      $23,088
     Interest and dividend income on investment securities           6,008     5,646     11,942       10,913
     Interest on federal funds sold and overnight deposits              47        51         92          122
                                                                   -------   -------    -------      -------
      Total interest and dividend income                            19,983    17,463     39,543       34,123
                                                                   -------   -------    -------      -------
Interest expense:
     Interest on deposits                                            6,938     6,216     13,733       12,411
     Interest on borrowed funds                                      4,269     3,545      8,357        6,665
                                                                   -------   -------    -------      -------
      Total interest expense                                        11,207     9,761     22,090       19,076
                                                                   -------   -------    -------      -------
Net interest income                                                  8,776     7,702     17,453       15,047
Provision for possible loan losses                                     250       135        450          270
                                                                   -------   -------    -------      -------
Net interest income after provision for possible loan losses         8,526     7,567     17,003       14,777
                                                                   -------   -------    -------      -------
Noninterest income:
     Mortgage loan servicing fees                                       67        79        134          162
     Customer service fees and other                                   371       316        732          636
     Gain on sales of securities, net                                    9         -          7            -
     Gain on sales of loans, net                                        22        28         23           57
                                                                   -------   -------    -------      -------
      Total noninterest income                                         469       423        896          855
                                                                   -------   -------    -------      -------
Noninterest expenses:
     Compensation and employee benefits                              2,561     2,238      5,069        4,555
     Occupancy and equipment                                           553       493      1,090        1,010
     Data processing                                                   255       205        489          414
     Professional services                                             114       176        280          369
     Federal Deposit Insurance premiums                                 67       196        132          389
     Other real estate owned (income) expenses, net                   (102)       45       (124)         139
     Marketing and promotion                                           175       176        331          303
     Other                                                             676       642      1,239        1,244
                                                                   -------   -------    -------      -------
      Total noninterest expenses                                     4,299     4,171      8,506        8,423
                                                                   -------   -------    -------      -------
Income before provision for income taxes                             4,696     3,819      9,393        7,209
Provision for income taxes                                           1,754     1,420      3,514        2,687
                                                                   -------   -------    -------      -------
         Net Income                                                $ 2,942   $ 2,399    $ 5,879      $ 4,522
                                                                   =======   =======    =======      =======
Earnings per share (Note 4):
      Primary                                                        $0.44     $0.37      $0.89        $0.70
                                                                   =======   =======    =======      =======
      Fully diluted                                                  $0.44     $0.37      $0.89        $0.70
                                                                   =======   =======    =======      =======
Weighted average shares outstanding:
      Primary                                                        6,617     6,410      6,594        6,454
                                                                   =======   =======    =======      =======
      Fully diluted                                                  6,638     6,417      6,625        6,458
                                                                   =======   =======    =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 4)
                For the Six Months Ended June 30, 1997 and 1996
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                          Net Unrealized
                                         Additional                        Unearned       Gain (Loss) on
                               Common     Paid-in    Treasury   Retained  Compensation-     Investment
                               Stock      Capital     Stock     Earnings     ESOP           Securities       Total
                               ------     -------    -------    --------     ----           ----------       -----
Balance at December 31,
 1995                            $66       $48,250   $   -       $51,563     ($679)          $     90        $ 99,290
 Net income                        -           -         -         4,522        -                  -            4,522
 ESOP transactions                 -            53       -            -         72                 -              125
 Issuance of common stock
  under stock option plan          -           163       -            -         -                  -              163
 Purchase of treasury stock        -           -     (4,081)          -         -                  -           (4,081)
 Cash dividends declared
  ($0.19 per share)                -           -         -        (1,228)       -                  -           (1,228)
 Changes in net unrealized
  gain (loss) on securities
  available for sale, net
  of tax effect                    -           -         -           -         -               (1,920)         (1,920)
                               --------    -------   -------     -------   -------            -------        --------
 Balance at June 30, 1996          $66     $48,466   ($4,081)    $54,857     ($607)           ($1,830)       $ 96,871
                               ========    =======   =======     =======   =======            =======        ========

                                                                                          Net Unrealized
                                         Additional                        Unearned       Gain (Loss) on
                               Common     Paid-in    Treasury   Retained  Compensation-     Investment
                               Stock      Capital     Stock     Earnings     ESOP           Securities       Total
                               ------     -------    -------    --------     ----           ----------       -----

Balance at December 31,
 1996                              $66     $49,146   ($3,402)    $57,518   ($1,394)             ($532)       $101,402
 Net income                        -           -         -         5,879       -                  -             5,879
 ESOP transactions                 -           129       -            26       196                -               351
 Issuance of common stock
  under stock option plan            1         198       -           -         -                  -               199
 Tax benefit from stock
  options exercised                -            84       -           -         -                  -                84
 Purchase of treasury stock        -           -         -           -         -                  -               -
 Cash dividends declared
  ($.24 per share)                 -           -         -        (1,549)      -                  -            (1,549)
 Changes in net unrealized
  gain (loss) on securities
  available for sale, net
  of tax effect                    -           -         -           -         -                  259             259
                               --------    -------   -------     -------   -------            -------        --------
Balance at June 30, 1997           $67     $49,557   ($3,402)    $61,874   ($1,198)             ($273)       $106,625
                               ========    =======   =======     =======   =======            =======        ========

The accompanying notes are integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                           Six Months Ended
                                                               June 30,
                                                           ----------------
                                                           1997        1996
                                                           ----        ----
Cash flows from operating activities:
   Net Income                                           $  5,879     $  4,522
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for possible loan losses                      450          270
     Provision for losses on other real estate
      owned                                                    -          120
     Depreciation and amortization                           415          372
     Gain on sales of loans                                  (23)         (57)
     Gain on sales of securities                              (7)           -
     Net gain on sales of other real estate
      owned                                                  (44)        (105)
     Net amortization of premiums and discounts
      on investment securities                               146          362
     Provision for deferred income taxes                       4          232
     ESOP transactions                                       351          125
     Increase in Federal Home Loan Bank stock               (396)      (2,862)
     Increase in loans held for sale                      (1,445)         (62)
     Increase in accrued interest receivable                (534)        (924)
     Other, net                                             (790)      (2,052)
                                                        --------     --------
       Net cash provided (used) by operating
        activities                                         4,006          (59)
                                                        --------     --------
Cash flows from investing activities:
   Proceeds from sales of investment securities
    available for sale                                     7,220           -
   Proceeds from sales of investment securities
    held to maturity which were called                     3,953           -
   Proceeds from maturities of investment
    securities available for sale                          6,020       13,510
   Proceeds from maturities of investment
    securities held to maturity                           13,697        3,206
   Purchase of investment securities available
    for sale                                             (26,631)     (61,695)
   Purchase of investment securities held to
    maturity                                             (34,076)     (17,804)
   Principal payments received on investment
    securities available for sale                          5,058        4,716
   Principal payments received on investment
    securities held to maturity                           12,141       14,594
   Loan originations, net of repayments                  (30,691)     (55,127)
   Proceeds from sale of office properties and
    equipment                                                  -            -
   Purchases of office properties and equipment             (791)        (435)
   Capitalized costs associated with other real
    estate owned, net of payments received                     -            4
   Proceeds from sales of other real estate
    owned                                                    348          727
                                                        --------     --------
       Net cash used by investing activities             (43,752)     (98,304)
                                                        --------     --------
Cash flows from financing activities:
   Net increase in deposits                               23,938       37,506
   Additions to Federal Home Loan Bank advances           27,253       71,162
   Increase in mortgagors' escrow payments                  (104)        (134)
   Increase in repurchase agreements                       2,317            -
   Purchase of treasury stock                                  -       (4,081)
   Proceeds from issuance of common stock                    199          163
   ESOP transactions                                        (179)         (72)
   Cash dividends paid on common stock                    (1,549)      (1,228)
                                                        --------     --------
Net cash provided by financing activities                 51,875      103,316
                                                        --------     --------
Net increase in cash and cash equivalents                 12,129        4,953
Cash and cash equivalents at beginning of period          15,795       18,162
                                                        --------     --------
Cash and cash equivalents at end of period              $ 27,924     $ 23,115
                                                        ========     ========
Supplemental disclosures of cash flow
 information:
   Interest paid on deposits                            $ 13,322     $ 11,587
   Interest paid on borrowed funds                         8,538        6,888
   Income taxes paid, net of refunds                       3,733        3,910
Supplemental disclosures of non-cash
 transactions:
   Transfers to foreclosed real estate                       172          858
   Loans granted on sale of foreclosed real
    estate                                                     -          372
   Securitization of loans to mortgage-backed
    investments                                                -        1,190

The accompanying notes are an integral part of these consolidated financial statements

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Affiliated Community Bancorp, Inc. (the "Company" or "Affiliated") and its three wholly-owned subsidiaries, Lexington Savings Bank ("Lexington"), a Massachusetts chartered savings bank, The Federal Savings Bank ("Federal"), a federally chartered savings bank, and Middlesex Bank & Trust Company ("Middlesex") a Massachusetts chartered trust company, which are headquartered in Lexington, Massachusetts, Waltham, Massachusetts, and Newton Massachusetts, respectively.

      Affiliated Community Bancorp, Inc. was incorporated on April 13, 1995 for the purpose of effecting the affiliation (the "Affiliation") of Lexington and Main Street Community Bancorp, Inc. ("Main Street") including Main Street's wholly-owned subsidiary, Federal, pursuant to the Affiliation Agreement and Plan of Reorganization dated March 14, 1995 between Lexington and Main Street. The Affiliation was consummated on October 18, 1995 and was treated as a pooling of interests for accounting purposes. On May 20, 1997, Affiliated provided the initial capital to Middlesex in exchange for all of Middlesex's outstanding stock, making Middlesex a wholly owned subsidiary of Affiliated. Middlesex opened on June 2, 1997 as a de novo, full-service commercial bank. The operations of Affiliated consist of those of its three bank subsidiaries,
  Lexington, Federal and Middlesex.    The information presented herein for 1997
  and 1996 represents the financial condition and the operating results of the Company and its wholly-owned bank subsidiaries on a consolidated basis.

      Lexington and Middlesex are insured by the Bank Insurance Fund ("BIF") and Federal is insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

      Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the June 30, 1997 presentation. Such reclassifications had no effect on previously reported consolidated net income.

      In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2)   EARNINGS AND DIVIDENDS DECLARED PER SHARE

      Primary earnings per share computations include common stock issued (excluding treasury shares and unallocated ESOP shares) and dilutive common stock equivalents attributable to outstanding stock options. Fully diluted earnings per share computations reflect the higher market price of the Company's common stock at period end, if applicable, and the assumed further dilution applicable to outstanding stock options.

3)   ALLOWANCE FOR POSSIBLE LOAN LOSSES

      The following is a summary of the allowance for possible loan losses for the three and six month periods ended June 30, 1997 and 1996:

                                                Three Months Ended         Six Months Ended
                                                ------------------         ----------------
                                                      June 30,                 June 30,
                                                ------------------         ----------------
                                                   1997    1996              1997     1996
                                                  ------  ------            ------   ------
                                                               (In thousands)

Balance at beginning of period                     $7,962  $7,203           $7,759    $7,127
 Provision for possible loan losses                   250     135              450       270
 Recoveries                                            16      79               59       133
                                                   ------  ------           ------    ------
                                                    8,228   7,417            8,268     7,530

 Loans charged-off                                      -     177               40       290
                                                   ------  ------           ------    ------
 Balance at end of period                          $8,228  $7,240           $8,228    $7,240
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

       For the six months ended June 30, 1997 and 1996, the average recorded investment in impaired loans was $3,756,000 and $2,918,000 respectively, and the income recognized on related impaired loans was $77,000 and $62,000, respectively. At June 30, 1997 and December 31, 1996, the Company classified $3,532,000 and $3,798,000, respectively, of its loans as impaired. Of the $3,532,000 in impaired loans at June 30, 1997, $3,430,000 has been measured under the fair value of collateral method and $102,000 has been measured under the present value of the expected cash flows method. At June 30, 1997 impaired loans totaling $2,583,000, had a related valuation reserve of $670,000. Of the $3,798,000 in impaired loans at December 31, 1996, $3,691,000 has been measured under the fair value of collateral method and $107,000 has been measured under the present value of the expected cash flows method. At December 31, 1996, impaired loans totaling $3,555,000 had a related valuation reserve of $667,000.

4)   STOCK SPLIT

      On April 23, 1997 the Board of Directors of the Company approved a 25% stock split, to be effected in the form of a stock dividend, payable on May 30, 1997. All common stock share and per share information prior to the stock split, except for shares authorized, has been retroactively restated to reflect this stock split.

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

       In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is to become effective for fiscal years ending after December 15, 1997. The more significant changes are the replacement of primary earnings per share
  (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares issued (excluding treasury shares and unallocated ESOP shares). No dilution for any potentially dilutive securities is included. Fully diluted EPS, now called diluted EPS, is still required. The Company's management anticipates that the application of the new statement will not have a significant impact on the Company's reported results when adopted.

       If SFAS No. 128 were in effect, basic EPS for the second quarter of 1997 would have been $0.46 versus $0.38 for the second quarter of 1996 and basic EPS for the first six months of 1997 would have been $0.93 versus $0.72 for the first six months of 1997.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996.

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

      The Company's net income is also affected by noninterest income, such as service charges and fees and gains or losses on asset sales, and operating expenses, which consist primarily of compensation and benefits, occupancy and equipment expenses, federal deposit insurance premiums, Other Real Estate Owned ("OREO") operations and other general administrative expenses. The earnings of the Company are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

      This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Important factors that might cause such a difference include general economic conditions, particularly the real estate market, in the Company's primary market area, potential increases in the Company's non-performing assets (as well as increases in the allowance for possible loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation and supervision, including increased deposit insurance premiums or increased capital or reserve requirements, changes in interest rates and increased competition, and bank consolidations in the Company's market area.

Changes in Financial Condition from December 31, 1996
-----------------------------------------------------

      Total assets at June 30, 1997 amounted to $1.09 billion as compared to $1.03 billion at December 31, 1996, reflecting an increase of $58 million or 5.6%. The increase in the Company's assets is primarily attributed to growth in loans and additional purchases of investment securities.

      Investments: Investment securities designated as held to maturity amounted
      -----------
to $177.8 million at June 30, 1997 versus $173.5 million at December 31, 1996. At June 30, 1997 investment securities available for sale amounted to $167.7 million versus $159.8 million at December 31,1996. During the current six month period ended June 30, 1997, sales of investment securities amounted to $11.2 million and resulted in a net gain of $7,000. There were no sales during the comparable 1996 period. The $4 million in sales of investment securities held to maturity represent issues that had been called by the issuers, and as a result would have matured within three months.

      The carrying value of investment securities at June 30, 1997 is presented in the following table:

                                               Available  Held to
                                               for Sale   Maturity
                                               ---------  --------
                                                 (In thousands)

Government securities                           $ 87,050  $ 45,397
Corporate bonds                                    1,024         -
Mortgage-backed and asset-backed securities       50,835   119,628
Mortgage-backed derivatives                        5,811    12,765
Marketable equity securities                      23,008         -
                                                --------  --------
                                                $167,728  $177,790
                                                ========  ========

      The mortgage-backed derivatives portfolio consisted of planned amortization classes (PAC's), targeted amortization classes (TAC's), sequential payment classes (SEQ's), scheduled amortization classes (SCH's) and accretion directed classes (AD's). The balance at June 30, 1997 had an average life of
1.7 years with 29% in monthly adjusting securities and the remaining 71% in fixed rate securities.

        Loans: Gross loans outstanding, excluding loans held for sale, at June
        -----
30, 1997 amounted to $684.1 million versus $653.6 million at December 31, 1996. The increase of $30.5 million or 4.7% was primarily attributed to growth in residential real estate loans. The gross balances of loans outstanding at June 30, 1997 and December 31, 1996 are shown in the following table:



                                        June 30,     December 31,
                                          1997           1996
                                        --------     ------------
                                             (In thousands)
Real estate:
 1-4 family                             $452,773        $428,308
 Commercial and construction             173,235         171,990
Commercial                                38,032          35,338
Equity lines of credit and other          21,554          19,749
Less: net deferred loan fees              (1,477)         (1,829)
                                        --------        --------
                                        $684,117        $653,556
                                        ========        ========

      At June 30, 1997 loans delinquent 60 days or more amounted to $2.1 million and represented 0.3% of total loans outstanding. The comparable amounts at December 31, 1996 were $4.2 million or 0.6%.

      The following table sets forth information regarding non-accrual loans, troubled debt restructurings, OREO and other assets:

                                          June 30,   December 31,
                                            1997         1996
                                          ---------  -------------
                                           (Dollars in thousands)

Non-accrual loans                          $ 4,105        $ 4,886
Troubled debt restructurings                   185              -
                                           -------        -------
 Total non-performing loans                  4,290          4,886

Other real estate owned, net                     1            133
                                           -------        -------
 Total non-performing assets               $ 4,291        $ 5,019
                                           =======        =======
Loans past due 90 days or more and
 still accruing                            $     -        $   136
                                           =======        =======
Non-performing loans as a percent of
 total loans                                   .63%           .75%
Non-performing assets as a percent of
 total assets                                  .39%           .49%
Allowance for possible loan losses as
 a percent of non-performing loans          191.79%        158.80%
Allowance for possible loan losses as
 a percent of total loans                     1.20%          1.19%
                                           =======        =======

      Liabilities: The Company's deposit products include passbook and statement
      -----------
savings accounts, NOW accounts, demand (checking) accounts, money market accounts and certificate of deposit accounts. The certificate accounts consist of regular and retirement funds and are either fixed or variable in nature.

      The following table summarizes the Company's deposit liabilities at June 30, 1997 and December 31, 1996:

                                                  June 30,   December 31,
                                                    1997         1996
                                                  --------   ------------
                                                 (Dollars in thousands)

         Demand                                   $ 49,784       $ 41,557
         NOW                                        58,036         51,347
         Regular savings                           123,821        122,739
         Money market                               70,017         66,492
                                                  --------       --------
          Total non-certificate accounts           301,658        282,135
                                                  --------       --------
         Certificates less than $100,000           301,887        297,990
         Certificates of $100,000 and over          72,902         72,384
                                                  --------       --------
          Total certificate accounts               374,789        370,374
                                                  --------       --------

          Total deposits                          $676,447       $652,509
                                                  ========       ========

      At June 30, 1997 and December 31, 1996, brokered certificates of deposits amounted to $21.8 million and $29.1 million, respectively. Brokered certificates of deposits include $10.2 and $14.9 million in Depository Trust Company ("DTC") certificates at June 30, 1997 and December 31, 1996, respectively.

      Borrowings from the Federal Home Loan Bank ("FHLB") amounted to $294.4 million at June 30, 1997 versus $267.2 million at December 31, 1996 as a result of continued leveraging of the Company's strong capital position. The additional borrowings funded residential loans and investments that were added to the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's primary sources of liquidity are dividends from subsidiaries, and maturities, repayments and interest on investments. The Company may use its liquidity to pay cash dividends to stockholders, fund operating expenses and pay taxes. On July 17, 1997 the Company declared a regular quarterly dividend of $0.12 per share payable on August 15, 1997 to stockholders of record on July 30, 1997. This second quarter dividend represented a 25% increase over the $0.10 per share (as adjusted for the effect of the stock split) paid a year ago.

      The primary sources of funds for the Company's bank subsidiaries are deposits, FHLB borrowings, principal and interest payments on loans, mortgage-backed and mortgaged-backed derivative securities, and maturities of investment securities. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by economic conditions, interest rate levels, and regulatory changes. The earning asset growth of $48.1 million for the six month period ended June 30, 1997 was funded by a net gain in deposits of $23.9 million, primarily from core deposits, and additional advances from the FHLB amounting to $27.3 million.

      The Company's bank subsidiaries, as members of the FHLB, have overnight lines of credit of approximately $25 million and an overall borrowing capacity of approximately $626.2 million from the FHLB. At June 30, 1997 outstanding borrowings were $294.4 million under these facilities. Any borrowings must be collateralized by a combination of investment securities and certain first mortgage loans. The subsidiaries also have the ability to enter into repurchase agreements, with an aggregate credit line of $150 million, with various brokers.

      At June 30, 1997, the Company had outstanding commitments of $101.7 million to originate loans and advance funds. As of that date, the Company had commitments to sell loans of $1.4 million. The Company believes that it will have sufficient funds available to meet all of its commitments as a result of the liquidity inherent in its balance sheet, combined with its available borrowing capacity through the FHLB.

      On April 23, 1997 the Company announced a 25% stock split of its common stock to be effected in the form of a stock dividend. This split was implemented on May 30, 1997 in the form of one additional share for each four shares of common stock held by stockholders of record as of the close of business on May 15, 1997.

      On May 20, 1997 Affiliated completed the transaction entered into on December 18, 1996 by providing the initial capitalization for Middlesex Bank & Trust Company located in Newton, Massachusetts. Middlesex opened for business on June 2, 1997.

      The Company's bank subsidiaries are subject to certain capital standards prescribed by regulations. While the regulations are the same for Affiliated, Lexington, and Middlesex, the method of calculation differs for banks regulated by the Office of Thrift Supervision such as Federal. The following tables show the subsidiaries' regulatory capital ratios as they compare to the minimum guidelines at June 30, 1997. The high capital ratios of Middlesex reflect its status as a start-up bank.

                                                                             Affiliated
                            The Federal     Lexington        Middlesex        Community        Minimum
                           Savings Bank   Savings Bank   Bank & Trust Co.   Bancorp, Inc.   Requirements
                           -------------  -------------  -----------------  --------------  -------------
Risk-based ratios:
    Tier 1 capital.......      18.59%         14.27%            241.90%          17.93%          4.00%
    Total capital........      19.84          15.26             241.90           19.18           8.00
Tangible capital.........       9.29            N/A                N/A             N/A           1.50
Core capital.............       9.29            N/A                N/A             N/A           3.00
Tier 1 leverage capital         9.42           8.43             173.21            9.92           3.00

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
--------------------------------------------------------------------------------
1996
----

      GENERAL OPERATING RESULTS.   Net income for the three months ended June
30, 1997 was $2.9 million or $0.44 per share, compared to net income of $2.4 million or $0.37 per share in the corresponding quarter of 1996, an increase of $543,000 or 22.6%. The earnings increase was attributed to a higher level of net interest income achieved with only a modest increase in overall operating expenses.

     The following table sets forth the Company's average balances and net interest income components for the three months ended June 30, 1997 and 1996.
It includes (i) the average balance sheet for the period, based on daily average balances; (ii) the total amount of interest earned or paid on the various categories of interest-earning assets and interest-bearing liabilities; and
(iii) the resulting weighted average yields and costs. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. In addition, the table reflects the Company's interest rate spreads and net yields on earning assets. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered "adjustments to yield."


                                                   Three Months Ended June 30,
                              --------------------------------------------------------------
                                           1997                            1996
                              --------------------------------------------------------------
                                                  (Dollars in thousands)
                                          Interest    Average            Interest    Average
                              Average     Income/     Yield/   Average   Income/     Yield/
                              Balance     Expense      Rate    Balance   Expense      Rate
                             ----------   -------    -------  --------   -------     -------
   ASSETS
Interest-earning assets:
  Loans                      $  674,866   $13,928      8.26%  $575,777  $11,766      8.17%
                             ----------   -------   -------   --------  -------   -------
  Investments:
    Investment and
     mortgage-backed
     securities
     held-to-maturity           185,167     3,091      6.68%   178,577    2,901      6.50%
    Investment and
     mortgage-backed
     securities available-
     for-sale                   160,403     2,678      6.68%   156,673    2,544      6.50%
    Federal Home Loan Bank
     stock                       14,807       240      6.48%    12,632      201      6.36%
    Federal funds sold and
     overnight deposits           4,232        46      4.35%     5,139       51      3.97%
                             ----------   -------   -------   --------  -------   -------
      Total investments         364,609     6,055      6.64%   353,021    5.697      6.46%
                             ----------   -------   -------   --------  -------   -------
    Total interest-earning
      assets                  1,039,475    19,983      7.69%   928,798   17,463      7.52%
                             ----------   -------   -------   --------  -------   -------

Noninterest-earning assets       33,954                         33,508
Allowance for possible
 loan losses                     (8,064)                        (7,168)
                             ----------                       --------
      Total assets           $1,065,365                       $955,138
                             ==========                       ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities:
    Regular savings, NOW
     and money
     market accounts         $  244,479   $ 1,571      2.57%  $236,912  $ 1,529      2.58%
    Certificate accounts        377,660     5,367      5.68%   327,843    4,687      5.72%
    Borrowings                  288,317     4,269      5.92%   250,433    3,545      5.66%
                             ----------   -------   -------   --------  -------   -------
    Total interest-
     bearing liabilities        910,456    11,207      4.92%   815,188    9,761      4.79%
                             ----------   -------   -------   --------  -------   -------
Noninterest-bearing
 liabilities:
    Demand deposits              43,470                         36,121
    Other                         6,930                          7,567
                             ----------                       --------
    Total liabilities           960,856                        858,876
                             ----------                       --------

Stockholders' equity            104,509                         96,262
                             ----------                       --------

    Total liabilities
     and stockholders'
     equity                  $1,065,365                       $955,138
                             ==========                       ========
Net interest income                       $ 8,776                        $7,702
                                          =======                        ======
Interest rate spread                                   2.77%                         2.73%
                                                      =====                         =====
Net yield on earning assets                            3.38%                         3.32%
                                                      =====                         =====

     INTEREST INCOME. Total interest and dividend income increased from $17.5 million in the second quarter of 1996 to $20.0 million in the same period of 1997, an increase of 14.4%. The additional income was due mostly to the higher volume of loans and investments. The yield on average earning assets increased from 7.52% in the second quarter of 1996 to 7.69% in the same period of 1997 due to higher yields on the loans and investments, and an increase in loans as a percentage of earning assets. Average loans outstanding in the current quarter amounted to $674.9 million and produced an average yield of 8.26%, as compared to a 1996 average volume of $575.8 million with an average yield of 8.17%. The average balance of all investment categories amounted to $364.6 million in the second quarter of 1997 with an average yield of 6.64% compared to $353.0 million and 6.46%, respectively, in the comparable quarter of 1996.

     INTEREST EXPENSE. Interest expense in the second quarter of 1997 amounted to $11.2 million, up $1.4 million or 14.3% from $9.8 million in the same quarter of 1996. The main factors contributing to this increase were higher volumes in certificates of deposits and borrowed funds. The average rate paid on total interest bearing deposits increased fractionally from 4.40% in the second quarter of 1996 to 4.46% in the comparable period of 1997. Average interest bearing deposit volume increased from $564.8 million in the 1996 period to $622.1 million in the second quarter of 1997, up $57.3 million or 10.1%. Average certificates increased $49.8 million or 15.2% in 1997 from the comparable 1996 quarter. The Company had average borrowings of $288.3 million for the three months ended to June 30, 1997, with a related interest expense of $4.3 million, compared to $250.4 million and $3.5 million, respectively, for the second quarter of 1996. The average rate paid on borrowings increased from 5.66% to 5.92%.

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

                                     Three Months Ended June 30,
                                     ---------------------------
                                       1997 Compared with 1996
                                     ---------------------------
                                         Increase (Decrease)
                                          Due to Change in:
                                          -----------------
                                    Average   Average
                                    Volume     Rate      Total
                                    ------     ----      -----
                                         (In thousands)
Interest Income:

 Loans                              $2,044      $118     $2,162
 Investments:
  Investment and mortgage-backed
   securities held-to-maturity         108        81        189
  Investment and mortgage-backed
   securities available-for-sale        61        73        134
  Federal Home Loan Bank stock          35         4         39
  Federal funds sold                   (10)        6         (4)
                                    ------      ----     ------

  Total interest income              2,238       282      2,520
                                    ------      ----     ------

Interest Expense:

 Regular savings, NOW and money
  market accounts                       49        (7)        42
 Certificate accounts                  708       (28)       680
                                    ------      ----     ------
  Total deposits                       757       (35)       722

 Borrowed funds                        555       169        724
                                    ------      ----     ------

  Total interest expense             1,312       134      1,446
                                    ------      ----     ------

Change in net interest income       $  926      $148     $1,074
                                    ======      ====     ======

     The increase in 1997 second quarter net interest income was primarily attributed to a volume increase in loans. Volume increases in certificates of deposits and borrowed funds partially offset the favorable benefit of the volume increase in earning assets.

     PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the second quarter of 1997 amounted to $250,000 versus $135,000 for the second quarter of 1996. The increased provision is attributable to the ongoing growth of the Company's loan portfolio. At June 30, 1997, the Company's allowance for possible loan losses amounted to $8.2 million which represented 192% of non-performing loans at that date. The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans, in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is a forward-looking estimate and ultimate losses may vary from current estimates and future additions to the allowance may be necessary. As adjustments become necessary, they are reported in the results of operations for the periods in which they become known. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Although no assurance can be given, management believes that the June 30, 1997 level of the allowance was adequate to provide for known and reasonably anticipated loan losses inherent in the portfolio at that date.

     NONINTEREST INCOME. For the second quarter of 1997, total noninterest income amounted to $469,000, an increase of $46,000 or 10.9% from $423,000 in the second quarter of 1996. Customer service and other fees increased by $55,000 or 17.4% in the second quarter from the same period in 1996, as a result of safe deposit fees, and an increased level of penalty charges and service charges on deposit accounts. Loan servicing fees amounted to $67,000 this quarter, compared to $79,000 in the second quarter of 1996 reflecting amortization of servicing rights on loans originated and sold and a reduction in the volume of loans serviced for investors. The Company had gains on securities sales of $9,000 in the second quarter of 1997, versus no gains or losses for the quarter ended June 30, 1996. The gains on sales of loans were $22,000 in the second quarter of 1997, versus $28,000 for the same period in 1996.

     NONINTEREST EXPENSES. Total noninterest expenses increased by $128,000 or 3.1% in the second quarter of 1997 to $4.3 million, compared to $4.2 million in the corresponding quarter of 1996. The significant components of the change in expenses include a $323,000 or 14.0% increase in compensation and benefits, a $129,000 decrease in federal deposit insurance premiums, a decrease in OREO expense of $147,000, and $62,000 decrease in professional fees.

     The increase in compensation and benefits costs was caused by staff additions, normal salary increases, payroll taxes, and increased costs associated with the 401(k), and ESOP plans at subsidiary banks. The decrease in federal deposit insurance premiums for the second quarter reflects the reduced rate structure of the FDIC for 1997. OREO expenses, which tend to be volatile and are not tied to the Company's core business, decreased as a result of income recognized on fully developed properties and carrying cost repayments. Professional expense declined as a result of a reduction in legal costs.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $1.8 million for the second quarter of 1997, compared to $1.4 million for the corresponding quarter in 1996. The combined effective tax rate for the three months ended June 30, 1997 was 37.4% versus 37.2% for the same period in 1996. At June 30, 1997, the net deferred income tax asset amounted to $3.3 million. The primary sources of recovery of the deferred income tax asset are taxes paid, which are available for carry back, from 1996, 1995, and 1994, and the expectation that the deductible temporary differences will reverse during periods when the Company generates taxable income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
------------------------------------------------------------
JUNE 30, 1997 AND 1996
----------------------

     GENERAL OPERATING RESULTS. Net income for the six months ended June 30, 1997 was $5.9 million or $0.89 per share, compared to net income of $4.5 million or $0.70 per share in the corresponding period of 1996, an increase of $1.4 million or 30.0%. The earnings increase is attributed to a higher level of net interest income, and a one percent increase in operating expenses. As a result of increased levels of interest earning assets, net interest income increased by $2.4 million or 16.0% in the first six months of 1997 versus the same period of 1996. Noninterest expense increased by $83,000 or 1.0% in the first half of 1997 compared to the first half of 1996. A significant portion of the expense moderation resulted from a net gain of $124,000 for OREO expenses for the first half of 1997, versus a net loss of $139,000 for the comparable period of 1996, and a decrease in federal deposit insurance premiums.

     The following table sets forth the Company's average balances and net interest income components for the six months ended June 30, 1997 and 1996. It includes (i) the average balance sheet for the period, based on daily average balances; (ii) the total amount of interest earned or paid on the various categories of interest-earning assets and interest-bearing liabilities; and
(iii) the resulting weighted average yields and costs. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. In addition, the table reflects the Company's interest rate spreads and net yields on earning assets. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered "adjustments to yield."

                                                     Six Months Ended June 30,
                              --------------------------------------------------------------
                                           1997                            1996
                              --------------------------------------------------------------
                                                  (Dollars in thousands)
                                          Interest    Average            Interest    Average
                              Average     Income/     Yield/   Average   Income/     Yield/
                              Balance     Expense      Rate    Balance   Expense      Rate
                             ----------   -------    -------  --------   -------     -------

   ASSETS
Interest-earning assets:
  Loans                      $  667,078   $27,509      8.25%  $563,177  $23,088        8.20%
                             ----------   -------   -------   --------  -------     -------
  Investments:
    Investment and
     mortgage-backed
     securities
     held-to-maturity           183,805     6,131      6.67%   177,280    5,762        6.50%
    Investment and
     mortgage-backed
     securities
     available-for-sale         160,682     5,340      6.65%   146,552    4,778        6.52%
    Federal Home Loan Bank
     stock                       14,722       471      6.40%    11,808      373        6.32%
    Federal funds sold and
     overnight deposits           4,360        92      4.22%     5,640      122        4.33%
                             ----------   -------   -------   --------  -------     -------
     Total investments          363,569    12,034      6.62%   341,280   11,035        6.47%
                             ----------   -------   -------   --------  -------     -------
    Total interest-earning
     assets                   1,030,647    39,543      7.67%   904,457   34,123        7.55%
                             ----------   -------   -------   --------  -------     -------

Noninterest-earning assets       33,551                         33,142
Allowance for possible
 loan losses                     (7,944)                        (7,172)
                             ----------                       --------
      Total assets           $1,056,254                       $930,427
                             ==========                       ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities:
    Regular savings, NOW
     and money
     market accounts         $  240,431   $ 3,067      2.55%  $234,576  $ 3,053        2.60%
    Certificate accounts        377,596    10,666      5.65%   324,410    9,358        5.77%
    Borrowings                  286,287     8,357      5.84%   232,253    6,665        5.74%
                             ----------   -------   -------   --------  -------     -------
     Total interest-
      bearing liabilities       904,314    22,090      4.89%   791,239   19,076        4.82%
                             ----------   -------   -------   --------  -------     -------

Noninterest-bearing
 liabilities:
    Demand deposits              41,474                         34,678
    Other                         7,134                          7,790
                             ----------                       --------
     Total liabilities          952,922                        833,707
                             ----------                       --------

Stockholders' equity            103,332                         96,720
                             ----------                       --------

     Total liabilities and
      stockholders' equity   $1,056,254                       $930,427
                             ==========                       ========
Net interest income                       $17,453                       $15,047
                                          =======                       =======
Interest rate spread                                   2.78%                           2.73%
                                                      =====                           =====
Net yield on earning assets                            3.39%                           3.33%
                                                      =====                           =====

     INTEREST INCOME. Total interest income increased from $34.1 million in the first six months of 1996 to $39.5 million in the same period of 1997, an increase of 15.9%. The higher level of interest income is chiefly due to an increased volume of loans, and investments available for sale. The yield on average earning assets was 7.55% in the first six months of 1996 and 7.67% in the same period of 1997. Average loans outstanding in the current period amounted to $667.1 million and produced an average yield of 8.25%, as compared to a 1996 average volume of $563.2 million with an average yield of 8.20%. The average balance of all investment categories amounted to $363.6 million in the first half of 1997 with an average yield of 6.62% compared to $341.3 million and 6.47%, respectively, in the comparable period of 1996.

     INTEREST EXPENSE. Interest expense in the first half of 1997 amounted to $22.1 million, up $3.0 million or 15.8% from $19.1 million in 1996. The contributing factors to this increase were higher interest rates on borrowings, and higher volumes in certificate accounts and borrowed funds. The average rate paid on deposits remained level at 4.44% for the first six months of 1996 and the comparable period of 1997. Average interest bearing deposits increased from $559.0 million in the 1996 period to $618.0 million in the first half of 1997, up $59.0 million or 10.6%. Average certificates increased $53.2 million or 16.4% in 1997 from the comparable 1996 period. The Company had average borrowings of $286.3 million for the six months ended June 30, 1997, with a related interest expense of $8.4 million, compared to $232.3 million and $6.7 million, respectively, for the first six months of 1996. The average rate paid on borrowings increased from 5.74% to 5.84%.

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

                                      Six Months Ended June 30,
                                     ---------------------------
                                       1997 Compared with 1996
                                     ---------------------------
                                         Increase (Decrease)
                                          Due to Change in:
                                          -----------------
                                    Average   Average
                                    Volume     Rate      Total
                                    ------     ----      -----
                                         (In thousands)
Interest Income:
 Loans                               $4,284     $ 137     $4,421
 Investments:
  Investment and mortgage-backed
   securities held-to-maturity          215       154        369
  Investment and mortgage-backed
   securities available-for-sale        467        95        562
  Federal Home Loan Bank stock           93         5         98
  Federal funds sold                    (26)       (4)       (30)
                                     ------     -----     ------

  Total interest income               5,033       387      5,420
                                     ------     -----     ------

Interest Expense:
 Regular savings, NOW and money
  market accounts                        69       (55)        14
 Certificate accounts                 1,498      (190)     1,308
                                     ------     -----     ------
  Total deposits                      1,567      (245)     1,322
 Borrowed funds                       1,575       117      1,692
                                     ------     -----     ------
  Total interest expense              3,142      (128)     3,014
                                     ------     -----     ------

Change in net interest income        $1,891     $ 515     $2,406
                                     ======     =====     ======

  The increase in the year-to-date net interest income was primarily attributed to volume increases in loans. Volume increases in certificates of deposits and borrowed funds tended to offset the volume increases in earning assets.

  PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the first six months of 1997 amounted to $450,000 versus $270,000 for the first half of 1996. The increased provision is attributable to the ongoing growth of the Company's loan portfolio.

     NONINTEREST INCOME. For the first six months of 1997, total noninterest income amounted to $896,000, an increase of $41,000 or 4.8% from $855,000 in the first half of 1996. Customer service and other fees increased by $96,000 or 15.1% in the first half of the year from the same period in 1996 due to increases in penalties on early withdrawals, and service charges on deposit accounts. Loan servicing fees, which amounted to $134,000 this period compared to $162,000 in the first six months of 1996, reflect the amortization of servicing rights and a reduction in the volume of loans serviced. The Company had gains on loan sales of $23,000 in the first half of 1997 compared to gains of $57,000 in the same period of 1996. Sales of investments produced gains of $7,000 in the first half of 1997 compared to no gains or losses during the 1996 period.

  NONINTEREST EXPENSES. Total noninterest expense increased by $83,000 or 1.0% in the first six months of 1997 to $8.5 million, compared to $8.4 million in the corresponding period of 1996. The significant components of the change in expense include a $514,000 or 11.3% increase in compensation and benefits, a decrease in professional services of $89,000 or 24.1%, a $257,000 or 66.1% decrease in federal deposit insurance premiums, and a decrease in OREO expense of $263,000.

     The increase in compensation and benefits costs were caused by staff additions, normal salary increases, and increased costs associated with the
medical insurance, 401(k) and ESOP plans at subsidiary banks.   Professional
fees declined as a result of a recovery of prior period legal costs. The decrease in federal deposit insurance premiums for the first six months reflects the new rate restructuring of the FDIC. OREO expenses, a net of $139,000 in the first half of 1996, was the result of foreclosure activity in that period. In 1997 there was a net credit of $124,000 in OREO expenses reflecting gains on sales of foreclosed property, deferred income recognized, and carrying cost recoveries.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $3.5 million for the first six months of 1997, compared to $2.7 million for the corresponding period in 1996. The combined effective tax rate for the six months ended June 30, 1997 was 37.4% versus 37.3% for the same period in 1996.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         Not applicable.

Item 5.  Other Information.
         -----------------

         At a meeting of the Board of Directors held on July 17, 1997, the payment of a cash dividend was declared, providing for payment of $0.12 per share on August 15, 1997 to holders of record on July 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     a.  Exhibits:  11.0 -- Computation of per share earnings.
                    27.0 -- Financial Data Schedule.

     b. Reports on Form 8-K: The Company filed a report on Form 8-K dated June 10, 1997, reporting the capitalization of Middlesex
         Bank & Trust under items 5 and 7 of Form 8-K.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Affiliated Community Bancorp, Inc.
                    ---------------------------------------------
                                  (Registrant)



Date:      August 8, 1997       By  /s/ Timothy J. Hansberry
                                   ___________________________________
                                   Timothy J. Hansberry
                                   President and Chief Executive Officer



                                By  /s/ John G. Fallon
                                   ___________________________________
                                   John G. Fallon
                                   Executive Vice President and
                                   Chief Financial Officer