Form 10-Q
period 1997-09-30
AFFILIATED COMMUNITY BANCORP INC
filed 1997-11-13
CIK 947038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                      ------------------------------------


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR the quarter ended September 30, 1997
                                       or

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.


                         COMMISSION FILE NUMBER 0-27014


                       AFFILIATED COMMUNITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               Massachusetts                                    04-3277217
        (State of other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                   Identification Number)

 716 Main Street, Waltham, Massachusetts                        02254-9035
 (Address of principal executive offices)                       (Zip Code)

                                 (781) 894-6810
              (Registrant's telephone number, including area code)



Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X         No
                          ------         ------



     At October 31, 1997 there were 6,498,184 shares of common stock, par value $.01 per share, outstanding.
------------------------------------

                       AFFILIATED COMMUNITY BANCORP, INC.
                                      INDEX

                                                                    Page No.
PART I - FINANCIAL INFORMATION

Item 1.
Consolidated Statements of Financial Condition at
September 30, 1997 and December 31, 1996...............................3

Consolidated Statements of Income for the Three Months
and Nine Months Ended September 30, 1997 and 1996......................4

Consolidated Statements of Stockholders' Equity for
the Nine Months Ended September 30, 1997 and 1996......................5

Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 1997 and 1996......................................6

Notes to Consolidated Financial Statements.............................7

Item 2.

Management's Discussion and Analysis of Financial Condition
and Results of Operations for the Three and Nine Month Periods
Ended September 30, 1997 and 1996......................................9

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings......................................................19

Item 2.

Changes in Securities..................................................19

Item 3.

Defaults Upon Senior Securities........................................19

Item 4.

Submission of Matters to a Vote of Security Holders....................19

Item 5.

Other Information......................................................19

Item 6.

Exhibits and Reports on Form 8-K.......................................19

SIGNATURES.............................................................20

EXHIBITS:

Computation of Primary and Fully Diluted Earnings Per
Share for the Three and Nine Month Periods Ended
September 30, 1997 and September 30, 1996..............................21

Financial Data Schedule................................................22

               AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                                    September 30,   December 31,
                                                                                       1997            1996
                                                                                     ------------    -----------
                                                                                     (Unaudited)
                              ASSETS

Cash and due from banks                                                              $    15,979     $    11,331
Federal funds sold and overnight deposits                                                  4,584           4,464
Investment securities - held to maturity (market value $190,230 and $173,372
    at September 30, 1997 and December 31, 1996, respectively)                           188,115         173,510
Investment securities - available for sale (amortized cost $176,151 and $160,395
    at September 30, 1997 and December 31, 1996, respectively)                           177,168         159,844
Loans held for sale                                                                          944            --
Loans receivable - net of allowance for possible loan losses of $8,381 and $7,759
    at September 30, 1997 and December 31, 1996, respectively                            699,554         645,797
Federal Home Loan Bank stock - at cost                                                    16,162          14,638
Other real estate owned, net                                                                   1             133
Accrued interest receivable                                                                7,968           7,124
Office properties and equipment, net                                                       8,790           8,428
Deferred tax asset, net                                                                    2,924           3,405
Other assets                                                                               6,390           3,539
                                                                                           -----           -----
         Total assets                                                                $ 1,128,579     $ 1,032,213
                                                                                     ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                        $   702,994     $   652,509
     Federal Home Loan Bank advances                                                     301,971         267,171
     ESOP debt                                                                             1,127           1,394
     Mortgagors' escrow payments                                                           2,440           2,087
     Securities sold under agreements to repurchase                                        3,032             727
     Other                                                                                 6,857           6,923
                                                                                           -----           -----

         Total liabilities                                                             1,018,421         930,811
                                                                                       ---------         -------

Stockholders' Equity (Note 4):
     Preferred stock, $0.01 Par Value; 2,000,000 shares authorized, none issued             --              --
     Common stock, $0.01 Par Value; 18,000,000 shares authorized; shares
       issued 6,740,109 in 1997 and 6,683,957 in 1996                                         67              66
     Additional paid-in capital                                                           50,040          49,146
     Retained earnings - restricted                                                       64,055          57,518
     Treasury stock at cost, 247,500 shares                                               (3,402)         (3,402)
     Unearned compensation - ESOP                                                         (1,108)         (1,394)
     Unrealized gain (loss) on investment securities, net of tax effects                     506            (532)
                                                                                             ---            ----

         Total stockholders' equity                                                      110,158         101,402
                                                                                         -------         -------

         Total liabilities and stockholders' equity                                  $ 1,128,579     $ 1,032,213
                                                                                     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.


               AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)

                                                               Three Months Ended   Nine Months Ended
                                                                   September 30,       September 30,
                                                               ------------------   -----------------

                                                                  1997      1996      1997      1996
                                                                  ----      ----      ----      ----
                                                                   (Unaudited)          (Unaudited)

Interest and dividend income:
   Interest and fees on loans                                  $14,370   $12,498   $41,879   $35,586
   Interest and dividend income on investment securities         6,300     5,704    18,242    16,617
   Interest on federal funds sold and overnight deposits            70        78       162       200
                                                                    --        --       ---       ---
     Total interest and dividend income                         20,740    18,280    60,283    52,403
                                                                ------    ------    ------    ------
Interest expense:
   Interest on deposits                                          7,114     6,577    20,847    18,988
   Interest on borrowed funds                                    4,710     3,724    13,067    10,389
                                                                 -----     -----    ------    ------
     Total interest expense                                     11,824    10,301    33,914    29,377
                                                                ------    ------    ------    ------
Net interest income                                              8,916     7,979    26,369    23,026

Provision for possible loan losses                                 250       135       700       405
                                                                   ---       ---       ---       ---
Net interest income after provision for possible loan losses     8,666     7,844    25,669    22,621
                                                                 -----     -----    ------    ------
Noninterest income:
   Mortgage loan servicing fees                                     64        63       198       225
   Customer service fees and other                                 346       312     1,078       948
   Gain on sales of securities, net                                 90      --          97      --
   Gain on sales of loans, net                                      62        29        85        86
                                                                    --        --        --        --
     Total noninterest income                                      562       404     1,458     1,259
                                                                   ---       ---     -----     -----
Noninterest expenses:
   Compensation and employee benefits                            2,714     2,308     7,783     6,863
   Occupancy and equipment                                         618       552     1,708     1,562
   Data processing                                                 275       205       764       619
   Professional services                                           159       169       439       538
   Federal Deposit Insurance premiums                               66     2,318       198     2,707
   Other real estate owned (income) expenses, net                  (17)       25      (141)      164
   Marketing and promotion                                         210       132       541       435
   Other                                                           515       658     1,754     1,902
                                                                   ---       ---     -----     -----
     Total noninterest expenses                                  4,540     6,367    13,046    14,790
                                                                 -----     -----    ------    ------
Income before provision for income taxes                         4,688     1,881    14,081     9,090

Provision for income taxes                                       1,739       579     5,253     3,266
                                                                 -----       ---     -----     -----
         Net Income                                            $ 2,949   $ 1,302   $ 8,828   $ 5,824
                                                               =======   =======   =======   =======
Earnings per share (Note 4):
     Primary                                                   $  0.44   $  0.20   $  1.33   $  0.90
                                                               =======   =======   =======   =======
     Fully diluted                                             $  0.43   $  0.20   $  1.32   $  0.90
                                                               =======   =======   =======   =======
Weighted average shares outstanding:
     Primary                                                     6,682     6,460     6,623     6,450
                                                                 =====     =====     =====     =====
     Fully diluted                                               6,706     6,482     6,679     6,496
                                                                 =====     =====     =====     =====

The accompanying notes are an integral part of these consolidated financial statements.


               AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 4)
            For the Nine Months Ended September 30, 1997 and 1996
                     (In thousands, except per share data)
                                   (Unaudited)

                                                                                                Net Unrealized
                                          Additional                                Unearned    Gain (Loss) on
                                 Common     Paid-in      Treasury      Retained   Compensation-   Investment
                                  Stock     Capital       Stock        Earnings       ESOP        Securities        Total
                                   ---      -------      -------       -------        -----         -------        -------

Balance at December 31, 1995       $66      $48,250        $--          $51,563       ($679)           $90         $99,290
 Net income                         --         --           --            5,824         --             --            5,824
 ESOP transactions                  --         86           --             --           108            --              194
 Issuance of common stock
  under stock option plan           --        287           --             --           --             --              287
 Purchase of treasury stock         --         --         (4,081)          --           --             --           (4,081)
 Cash dividends declared
  ($0.29 per share)                 --         --           --           (1,837)        --             --           (1,837)
 Changes in net unrealized
  gain (loss) on securities
  available for sale, net
  of tax effect                     --         --           --             --           --          (1,615)         (1,615)
                                   ---      -------      -------       -------        -----         -------         -------

Balance at September 30, 1996      $66      $48,623      ($4,081)       $55,550       ($571)       ($1,525)         $98,062
                                   ===      =======      ========      ========       ======       ========         =======


                                                                                                Net Unrealized
                                          Additional                                Unearned    Gain (Loss) on
                                 Common     Paid-in      Treasury      Retained   Compensation-   Investment
                                  Stock     Capital       Stock        Earnings       ESOP        Securities        Total
                                   ---      -------      -------       -------        -----         -------        -------
Balance at December 31, 1996       $66      $49,146      ($3,402)      $57,518       ($1,394)       ($532)        $101,402
 Net income                         --         --           --           8,828          --            --             8,828
 ESOP transactions                  --          225         --              32          286           --               543
 Issuance of common stock
  under stock option plan            1          418         --            --            --            --               419
 Tax benefit from stock option
  exercise                          --          251         --            --            --            --               251
 Purchase of treasury stock         --         --           --            --            --            --              --
 Cash dividends declared
  ($0.36 per share)                 --         --           --          (2,323)         --            --            (2,323)
 Changes in net unrealized
  gain (loss) on securities
  available for sale, net
  of tax effect                     --         --           --            --            --          1,038            1,038
                                   ---      -------       -------      -------        -------       -------        -------

Balance at September 30, 1997      $67      $50,040       ($3,402)     $64,055       ($1,108)        $506         $110,158
                                   ===      =======        =======     =======        =======        =====        ========

The accompanying notes are integral part of these consolidated financial statements.


               AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       --------------------
                                                                                          1997         1996
                                                                                          ----         ----
                                                                                             (Unaudited)

Cash flows from operating activities:
Net Income                                                                            $  8,828    $   5,824
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses                                                         700          405
Provision for losses on other real estate owned                                             --          180
Depreciation and amortization                                                              655          568
Gain on sales of loans                                                                     (85)         (86)
Gain on sales of securities                                                                (97)          --
Net gain on sales of other real estate owned                                               (44)        (177)
Net amortization of premiums and discounts on investment securities                        159          603
Provision for deferred income taxes                                                        197          421
ESOP transactions                                                                          543          194
Increase in Federal Home Loan Bank stock                                                (1,524)      (3,137)
(Increase) decrease in loans held for sale                                                (944)         595
Increase in accrued interest receivable                                                   (844)      (1,149)
Other, net                                                                              (1,651)       1,452
                                                                                        ------        -----
Net cash provided by operating activities                                                5,893        5,693
                                                                                         -----        -----
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale                         21,411           --
Proceeds from sales of investment securities held to maturity which were called          3,956           --
Proceeds from maturities of investment securities available for sale                    12,428       16,510
Proceeds from maturities of investment securities held to maturity                      19,197        3,251
Purchase of investment securities available for sale                                   (58,922)     (68,076)
Purchase of investment securities held to maturity                                     (58,900)     (22,949)
Principal payments received on investment securities available for sale                  7,966        6,558
Principal payments received on investment securities held to maturity                   21,180       21,559
Loan originations, net of repayments                                                   (54,544)     (77,748)
Proceeds from sale of office properties and equipment                                       --           --
Purchases of office properties and equipment                                            (1,017)        (519)
Capitalized costs associated with other real estate owned, net of payments received         --          (42)
Proceeds from sales of other real estate owned                                             348        1,267
                                                                                           ---        -----
Net cash used by investing activities                                                  (86,897)    (120,189)
                                                                                       -------     --------
Cash flows from financing activities:
Net increase in deposits                                                                50,485       53,197
Additions to Federal Home Loan Bank advances                                            34,800       71,006
Increase in mortgagors' escrow payments                                                    353          147
Increase in repurchase agreements                                                        2,305          972
Purchase of treasury stock                                                                  --       (4,081)
Proceeds from issuance of common stock                                                     419          287
ESOP transactions                                                                         (267)        (108)
Cash dividends paid on common stock                                                     (2,323)      (1,837)
                                                                                        ------       ------
Net cash provided by financing activities                                               85,772      119,583
                                                                                        ------      -------
Net increase in cash and cash equivalents                                                4,768        5,087

Cash and cash equivalents at beginning of period                                        15,795       18,162
                                                                                        ------       ------
Cash and cash equivalents at end of period                                            $ 20,563    $  23,249
                                                                                      ========    =========
Supplemental disclosures of cash flow information:
Interest paid on deposits                                                             $ 20,682    $  19,590
Interest paid on borrowed funds                                                         13,335       10,766
Income taxes paid, net of refunds                                                        5,019        3,432

Supplemental disclosures of non-cash transactions:
Transfers to foreclosed real estate                                                        172        1,006
Loans granted on sale of foreclosed real estate                                            162          857
Securitization of loans to mortgage-backed investments                                      --        2,326

The accompanying notes are an integral part of these consolidated financial statements

               AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


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

     Certain reclassifications have been made to the 1996 consolidated financial
statements  to  conform  with  the  September   30,  1997   presentation.   Such
reclassifications had no effect on previously reported consolidated net income.

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

3) Allowance for Possible Loan Losses

     The following is a summary of the allowance for possible loan losses for the three and nine month periods ended September 30, 1997 and 1996:


                                    Three Months Ended    Nine Months Ended
                                    ------------------    -----------------
                                       September 30,         September 30,
                                    ------------------    -----------------
                                       1997     1996         1997     1996
                                       ----     ----         ----     ----
                                                  (In thousands)

Balance at beginning of period       $8,228   $7,240       $7,759   $7,127
Provision for possible loan losses      250      135          700      405
Recoveries                               19       14           78      147
                                         --       --           --      ---
                                      8,497    7,389        8,537    7,679

Loans charged-off                       116        3          156      293
                                        ---        -          ---      ---
Balance at end of period             $8,381   $7,386       $8,381   $7,386
                                     ======   ======       ======   ======

     The Company's allowance for possible loan losses is established and maintained through a provision for possible loan losses. Charges to the provision for possible loan losses are based on management's evaluation of numerous factors, including the risk characteristics of the Company's loan portfolio generally, the portfolio's historical experience, the level of non-accruing loans, current economic conditions, collateral values, and trends in loan delinquencies and charge-offs. Although management attempts to use the best information available to make determinations with respect to the Company's allowance for possible loan losses, loan losses may ultimately vary significantly from current estimates and future adjustments may be necessary if economic conditions differ substantially from the assumed economic conditions used in making the initial determination or if other circumstances change.

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

     For the nine months ended September 30, 1997 and 1996, the average recorded investment in impaired loans was $3,665,000 and $3,536,000 respectively, and the income recognized on related impaired loans was $140,000 and $134,000, respectively. At September 30, 1997 and December 31, 1996, the Company classified $3,535,000 and $3,798,000, respectively, of its loans as impaired. Of the $3,535,000 in impaired loans at September 30, 1997, $3,435,000 has been measured under the fair value of collateral method and $100,000 has been measured under the present value of the expected cash flows method. At September 30, 1997 impaired loans totaling $2,845,000, had a related valuation reserve of $607,000. Of the $3,798,000 in impaired loans at December 31, 1996, $3,691,000 has been measured under the fair value of collateral method and $107,000 has been measured under the present value of the expected cash flows method. At December 31, 1996, impaired loans totaling $3,555,000 had a related valuation reserve of $667,000.

4) Stock Split

     On May 30, 1997 the Company effected a 25% stock split paid in the form of a stock dividend. All common stock share and per share information prior to the stock split, except for shares authorized, has been retroactively restated to reflect this stock split.

5) Impact of New Accounting Standards

     In September 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is generally effective for transfers and servicing of financial assets and extinguishments of liabilities, as defined, after December 31, 1996. SFAS No. 125, as amended, requires an entity to recognize upon a transfer the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. SFAS No. 125 supersedes SFAS No. 122. For servicing contracts in existence before January 1, 1997, previously recognized servicing rights and "excess servicing" receivables that do not exceed contractually specified servicing fees are combined, net of any previously recognized servicing obligations, as a servicing asset or liability, with previously recognized servicing receivables that exceed contractually specified servicing fees being reclassified as interest-only strips receivable. The adoption of this statement did not have a material impact on its financial condition or results of operations.

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

     If SFAS No. 128 were in effect, basic EPS for the third quarter of 1997 would have been $0.46 versus $0.21 for the third quarter of 1996 and basic EPS for nine months ended September 30, 1997 would have been $1.39 versus $0.93 for the nine months ended September 1996. The 1996 third quarter and nine month basic EPS excluding the one time SAIF recapitalization charge of $2,121,000 that was assessed in the third quarter of 1996 would have been $0.40 for the third quarter of 1996 and $1.12 for the nine months ended September 30, 1996.

     In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is to become effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company's management anticipates that the applications of this statement will not have a significant impact on the Company's reported results when adopted.

                              ITEM 2. MANAGEMENT'S
                             DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996.

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

     The results for the third quarter of 1997 included the first full quarter of operations for Middlesex which opened for business on June 2, 1997. The expenses and consolidated net income of Affiliated were, and will be, negatively impacted by the start-up of Middlesex.

Changes in Financial Condition from December 31, 1996
-----------------------------------------------------

     Total assets at September 30, 1997 amounted to $1.13 billion as compared to $1.03 billion at December 31, 1996, reflecting an increase of $100 million or 9.7%. The increase in the Company's assets is primarily attributable to growth in loans and additional purchases of investment securities.

     Investments:  Investment securities designated as held to maturity amounted
     -----------
to $188.1 million at September 30, 1997 versus $173.5 million at December 31, 1996. At September 30, 1997 investment securities available for sale amounted to $177.2 million versus $159.8 million at December 31,1996. During the current nine month period ended September 30, 1997, sales of investment securities amounted to $25.4 million and resulted in a net gain of $97,000. The $4 million in sales of investment securities held to maturity represent issues that had been called by the issuers, and as a result would have matured within three months. There were no sales during the comparable 1996 period.
     The carrying values of investment securities at September 30, 1997 and December 31, 1996 is presented in the following table:



                                                    September 30, 1997     December 31, 1996
                                                    ------------------     -----------------
                                                   Available    Held to  Available    Held to
                                                    for Sale   Maturity   for Sale   Maturity
                                                    --------   --------   --------   --------
                                                                 (In thousands)
Government securities                               $ 95,916   $ 60,544   $ 85,882   $ 39,304
Corporate and other bonds                              1,052      1,005      6,362     22,469
Mortgage-backed and asset-backed securities           49,365    114,675     37,510     98,243
Mortgage-backed derivatives                            4,866     11,891      7,596     13,494
Marketable equity securities                          25,969          -     22,494          -
                                                      ------     ------     ------     ------
                                                    $177,168   $188,115   $159,844   $173,510
                                                    ========   ========   ========   ========

     The mortgage-backed derivatives portfolio consisted of planned amortization classes (PAC's), targeted amortization classes (TAC's), sequential payment classes (SEQ's), scheduled amortization classes (SCH's) and accretion directed classes (AD's). The balance at September 30, 1997 had an average life of 1.4 years with 28.5% in monthly adjusting securities and the remaining 71.5% in fixed rate securities.

     Loans: Gross loans outstanding, excluding loans held for sale, at September
     -----
30, 1997 amounted to $707.9 million versus $653.6 million at December 31, 1996. The increase of $54.3 million or 8.3% was primarily attributed to growth in residential real estate loans. The gross balances of loans outstanding at September 30, 1997 and December 31, 1996 are shown in the following table:

                                      September 30,    December 31,
                                           1997            1996
                                      -------------   ------------
                                              (In thousands)
Real estate:
     1-4 family                       $ 470,203        $ 428,308
     Commercial and construction        177,700          171,990
Commercial                               39,570           35,338
Equity lines of credit and other         21,887           19,749
Less: net deferred loan fees             (1,425)          (1,829)
                                         ------           ------
                                      $ 707,935        $ 653,556
                                      =========        =========

     At September 30, 1997 loans delinquent 60 days or more amounted to $2.3 million and represented 0.3% of total loans outstanding. The comparable amounts at December 31, 1996 were $4.2 million or 0.6%.

     The following table sets forth information regarding non-accrual loans, troubled debt restructurings, OREO and other assets:

                                      September 30,   December 31,
                                           1997           1996
                                      -------------   ------------
                                         (Dollars in thousands)
Non-accrual loans                         $3,321        $4,886

Troubled debt restructurings                 511             -
                                             ---           ---
Total non-performing loans                 3,832         4,886
Other real estate owned, net                   1           133
                                             ---           ---
Total non-performing assets               $3,833        $5,019
                                          ======        ======
Loans past due 90 days or more and
still accruing                           $     -           136
                                          ======           ===
Non-performing loans as a percent of
total loans                                  .54%          .75%

Non-performing assets as a percent of
total assets                                 .34%          .49%

Allowance for possible loan losses as
a percent of non-performing loans         218.71%       158.80%

Allowance for possible loan losses as
a percent of total loans                    1.18%         1.19%
                                            ====          ====


     Liabilities:  The Company's deposit products include passbook and statement
     -----------
savings accounts, NOW accounts, demand (checking) accounts, money market accounts and certificate of deposit accounts. The certificate accounts consist of regular and retirement funds and are either fixed or variable in nature.

     The following table summarizes the Company's deposit liabilities at September 30, 1997 and December 31, 1996:

                                      September 30,   December 31,
                                           1997           1996
                                      -------------   ------------
                                         (Dollars in thousands)
Demand                                 $ 46,682       $ 41,557
NOW                                      56,513         51,347
Regular savings                         121,035        122,739
Money market                             74,877         66,492
                                         ------         ------
Total non-certificate accounts          299,107        282,135
                                        -------        -------
Certificates less than $100,000         308,827        297,990
Certificates of $100,000 and over        95,060         72,384
                                         ------         ------
Total certificate accounts              403,887        370,374
                                        -------        -------
Total deposits                         $702,994       $652,509
                                       ========       ========

     At September 30, 1997 and December 31, 1996, brokered certificates of deposit amounted to $38.8 million and $29.1 million, respectively. Brokered certificates of deposit include $24.2 and $14.9 million in Depository Trust Company ("DTC") certificates at September 30, 1997 and December 31, 1996, respectively.

     Borrowings from the Federal Home Loan Bank ("FHLB") amounted to $302.0 million at September 30, 1997 versus $267.2 million at December 31, 1996 as a result of continued leveraging of the Company's strong capital position. The additional borrowings funded residential loans and investments that were added to the balance sheet.

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of liquidity are dividends from subsidiaries, and maturities, repayments and interest on investments. The Company may use its liquidity to pay cash dividends to stockholders, fund operating expenses and pay taxes. On October 16, 1997 the Company declared a regular quarterly dividend of $0.15 per share payable on November 14, 1997 to stockholders of record on October 30, 1997. This third quarter dividend represented a 25% increase over the $0.12 per share declared in the second quarter of 1997.

     On October 16, 1997 Affiliated also announced Board approval of a stock repurchase program effective on November 1, 1997. This program will run through October 31, 1998 and authorizes the purchase of up to 300,000 shares, roughly 5% of Affiliated's outstanding common stock, in open market transactions, the amount and timing of such purchases, if any, to be subject to market conditions. The stock purchased will be placed in Treasury and may be used for general corporate purposes, including existing options and employee benefit programs.

     The primary sources of funds for the Company's bank subsidiaries are deposits, FHLB borrowings, principal and interest payments on loans, mortgage-backed and mortgaged-backed derivative securities, and maturities of investment securities. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by economic conditions, interest rate levels, and regulatory changes. The earning asset growth of $88.9 million for the nine month period ended September 30, 1997 was primarily funded by a net gain in core deposits of $17 million, term certificates of $30.5 million, and additional advances from the FHLB and repurchase agreements amounting to $37.1 million.

     The Company's bank subsidiaries, as members of the FHLB, have overnight lines of credit of approximately $25 million and an overall borrowing capacity of approximately $645.1 million from the FHLB. At September 30, 1997 outstanding borrowings were $302.0 million under these facilities. Any borrowings must be collateralized by a combination of investment securities and certain first mortgage loans. The subsidiaries also have the ability to enter into repurchase agreements, with an aggregate credit line of $150 million, with various brokers.

     At September 30, 1997, the Company had outstanding commitments of $98.6 million to originate loans and advance funds. As of that date, the Company had commitments to sell loans of $0.9 million. The Company believes that it will have sufficient funds available to meet all of its commitments as a result of the liquidity inherent in its balance sheet, combined with its available borrowing capacity through the FHLB.

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

     The Company's bank subsidiaries are subject to certain capital standards prescribed by regulations. While the regulations are the same for Affiliated, Lexington, and Middlesex, the method of calculation differs for banks regulated by the Office of Thrift Supervision such as Federal. The following tables show the subsidiaries' regulatory capital ratios as they compare to the minimum guidelines at September 30, 1997. The high capital ratios of Middlesex reflect its status as a start-up bank.

                                                                                      Affiliated
                             The Federal         Lexington           Middlesex        Community       Minimum
                            Savings Bank        Savings Bank      Bank & Trust Co.   Bancorp, Inc.  Requirements
                            ------------        ------------      ----------------   -------------  ------------

Risk-based ratios:
     Tier 1 capital ......     18.33%               14.08%              91.69%           17.52%         4.00%
     Total capital .......     19.58                15.07               91.90            18.77          8.00
Tangible capital .........      9.15                 N/A                 N/A              N/A           1.50
Core capital .............      9.15                 N/A                 N/A              N/A           3.00
Tier 1 leverage capital...      N/A                  8.42               54.18             9.87          3.00


Comparison  of Results of  Operations  for the Three Months Ended  September 30,
--------------------------------------------------------------------------------
1997 and 1996
-------------

     General Operating Results. Net income for the three months ended September 30, 1997 was $2.9 million or $0.43 per share, compared to net income of $1.3 million or $0.20 per share in the corresponding quarter of 1996, an increase of $1.6 million or 126%. The results of the third quarter of 1996 were negatively impacted by a charge for recapitalization of the Savings Association Insurance Fund (SAIF) of the FDIC. The SAIF recapitalization was a pre-tax charge of $2,121,000 or $1,236,000 ($0.19 per share fully diluted) after taxes. Affiliated's third quarter 1997 net income of $2.9 million is 16% higher than the third quarter 1996 net income of $2.5 million excluding the cost of SAIF recapitalization. The 1997 fully diluted earnings per share of $0.43 is 10% higher than the 1996 earnings per share, excluding the SAIF recapitalization, of $0.39. The increase in earnings per share was partially reduced by the impact of the increase in Affiliated's stock price from 1996 to 1997 on the common stock equivalents used to calculate fully diluted earnings per share.

     Net interest income for the three months ended September 30, 1997 amounted to $8.9 million as compared to $8.0 million for the corresponding period in 1996.

     The following table sets forth the Company's average balances and net interest income components for the three months ended September 30, 1997 and 1996. It includes (i) the average balance sheet for the period, based on daily average balances; (ii) the total amount of interest earned or paid on the various categories of interest-earning assets and interest-bearing liabilities; and (iii) the resulting weighted average yields and costs. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. In addition, the table reflects the Company's interest rate spreads and net yields on earning assets. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered "adjustments to yield."


                                                                     Three Months Ended September 30,
                                      ----------------------------------------------------------------------------------------------
                                                          1997                                               1996
                                      ---------------------------------------------    ---------------------------------------------
                                                                            (Dollars in thousands)
                                                        Interest         Average                            Interest         Average
                                          Average       Income/          Yield/           Average           Income/           Yield/
                                          Balance       Expense           Rate            Balance           Expense            Rate
                                          -------       -------           ----            -------           -------            ----

   Assets
Interest-earning assets:
    Loans                              $  696,679    $   14,370           8.25%        $  604,714       $    12,498            8.27%
                                       ----------    ----------           ----         ----------       -----------            ----

    Investments:
      Investment and mortgage-backed
        securities held-to-maturity       186,834         3,158           6.76%           178,308             2,861            6.42%
      Investment and mortgage-backed
        securities available-for-sale     170,567         2,885           6.77%           156,885             2,622            6.69%
      Federal Home Loan Bank stock         15,665           257           6.56%            13,492               221            6.55%
      Federal funds sold and
        overnight deposits                  6,041            70           4.63%             6,132                78            5.09%
                                       ----------    ----------           ----         ----------       -----------            ----

        Total investments                 379,107         6,370           6.72%           354,817             5,782            6.52%
                                       ----------    ----------           ----         ----------       -----------            ----

        Total interest-earning assets   1,075,786        20,740           7.71%           959,531            18,280            7.62%
                                       ----------    ----------           ----         ----------       -----------            ----


Noninterest-earning assets                 37,855                                          32,249
Allowance for possible loan losses         (8,311)                                         (7,288)
                                       ----------                                      ----------

        Total assets                   $1,105,330                                      $  984,492
                                       ==========                                      ==========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
      Regular savings, NOW and money
        market accounts                $  248,845    $    1,625           2.61%        $  236,024        $    1,547            2.62%
      Certificate accounts                379,888         5,489           5.78%           349,341             5,030            5.76%
      Borrowings                          315,805         4,710           5.97%           255,213             3,724            5.84%
                                       ----------    ----------           ----         ----------       -----------            ----

        Total interest-bearing
          liabilities                     944,538        11,824           5.01%           840,578            10,301            4.90%
                                       ----------    ----------           ----         ----------       -----------            ----

Noninterest-bearing liabilities:
      Demand deposits                      45,906                                          37,771
      Other                                 6,883                                           8,352
                                       ----------                                      ----------

        Total liabilities                 997,327                                         886,701
                                       ----------                                      ----------

Stockholders' equity                      108,003                                          97,791
                                       ----------                                      ----------

        Total liabilities and
          stockholders' equity         $1,105,330                                      $  984,492
                                       ==========                                      ==========
Net interest income                                 $    8,916                                          $    7,979
                                                    ==========                                          ==========
Interest rate spread                                                      2.70%                                                2.72%
                                                                          ====                                                 ====
Net yield on earning assets                                               3.32%                                                3.33%
                                                                          ====                                                 ====

     Interest Income. Total interest and dividend income increased from $18.3 million in the third quarter of 1996 to $20.7 million in the same period of 1997, an increase of 13.1%. The additional income was due mostly to the higher volume of loans and investments. The yield on average earning assets increased from 7.62% in the third quarter of 1996 to 7.71% in the same period of 1997 due to higher yields on investments, and an increase in loans as a percentage of earning assets. Average loans outstanding in the current quarter amounted to $696.7 million and produced an average yield of 8.25%, as compared to a 1996 average volume of $604.7 million with an average yield of 8.27%. The average balance of all investment categories amounted to $379.1 million in the third quarter of 1997 with an average yield of 6.72% compared to $354.8 million and 6.52%, respectively, in the comparable quarter of 1996.


     Interest Expense. Interest expense in the third quarter of 1997 amounted to $11.8 million, up $1.5 million or 14.6% from $10.3 million in the same quarter of 1996. The main factors contributing to this increase were higher volume in certificates of deposit and higher volume and cost of borrowed funds. The average rate paid on total interest-bearing deposits increased fractionally from 4.49% in the third quarter of 1996 to 4.53% in the comparable period of 1997. Average interest-bearing deposit volume increased from $585.4 million in the 1996 period to $628.7 million in the third quarter of 1997, up $43.3 million or 7.4%. Average certificates increased $30.5 million or 8.7% in 1997 from the comparable 1996 quarter. The Company had average borrowings of $315.8 million for the three months ended September 30, 1997, with a related interest expense of $4.7 million, compared to $255.2 million and $3.7 million, respectively, for the third quarter of 1996. The average rate paid on borrowings increased from 5.84% to 5.97%.

     The following table illustrates the extent to which changes in interest rates and changes in the volumes of interest-earning assets and interest-bearing liabilities affected the components of the Company's interest income and interest expense during the period. For each interest related asset and liability category, information is provided with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in interest rates (changes in rate multiplied by prior volume), and (iii) the total change. The changes attributable to the combined impact of both volume and rates have been allocated proportionately to the change due to volume and the change due to rates.

                         Three Months Ended September 30,
                         --------------------------------
                             1997 Compared with 1996
                             -----------------------
                               Increase (Decrease)
                                Due to Change in:
                                -----------------

                                         Average    Average
                                         Volume      Rate      Total
                                         ------      ----      -----
                                                (In thousands)
Interest Income:

     Loans                             $  1,897      ($25)  $  1,872
     Investments:
        Investment and mortgage-backed
          securities held-to-maturity       140       157        297
        Investment and mortgage-backed
          securities available-for-sale     231        32        263
        Federal Home Loan Bank stock         36         -         36
        Federal funds sold                   (1)       (7)        (8)
                                             --        --         --

        Total interest income             2,303       157      2,460
                                          -----       ---      -----

Interest Expense:

     Regular savings, NOW and money
       market accounts                       84        (6)        78
     Certificate accounts                   441        18        459
                                            ---        --        ---
       Total deposits                       525        12        537

     Borrowed funds                         902        84        986
                                            ---        --        ---
       Total interest expense             1,427        96      1,523
                                          -----        --      -----

Change in net interest income           $   876    $   61    $   937
                                        =======    ======    =======


     The increase in 1997 third quarter net interest income was primarily attributable to a volume increase in loans. Volume increases in certificates of deposits and borrowed funds partially offset the favorable benefit of the volume increase in earning assets.

     Provision for Possible Loan Losses. The provision for possible loan losses for the third quarter of 1997 amounted to $250,000 versus $135,000 for the third quarter of 1996. The increased provision is attributable to the ongoing growth of the Company's loan portfolio. At September 30, 1997, the Company's allowance for possible loan losses amounted to $8.4 million which represented 219% of non-performing loans at that date. The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans, in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is a forward-looking estimate and ultimate losses may vary from current estimates and future additions to the allowance may be necessary. As adjustments become necessary, they are reported in the results of operations for the periods in which they become known. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Although no assurance can be given, management believes that the September 30, 1997 level of the allowance was adequate to provide for known and reasonably anticipated loan losses inherent in the portfolio at that date.

     Noninterest Income. For the third quarter of 1997, total noninterest income amounted to $562,000, an increase of $158,000 or 39.1% from $404,000 in the third quarter of 1996. Customer service fees and other income increased by $34,000 or 10.9% in the third quarter from the same period in 1996, as a result of business checking fees, and an increase in cash surrender value of life insurance policies. The Company had gains on securities sales of $90,000 in the third quarter of 1997 compared to no gain or loss for the quarter ended September 30, 1996. The gain on sales of loans was $62,000 in the third quarter of 1997, compared to $29,000 for the same period in 1996.

     Noninterest Expenses. Total noninterest expenses decreased by $1.8 million or 28.7% in the third quarter of 1997 to $4.5 million, compared to $6.4 million in the corresponding quarter of 1996. The most significant change in expenses was the decrease in federal deposit insurance premiums of $2.3 million, which included $2.1 million for the SAIF recapitalization in the third quarter of 1996. Other components of the change in expenses included a $406,000 or 17.6% increase in compensation and benefits, a $70,000 increase in data processing expense, a decrease in OREO expense of $42,000, and a $65,000 decrease in marketing and other expenses.

     The increase in compensation and benefits costs was caused by staff additions, normal salary increases, payroll taxes, and increased costs associated with the 401(k) and ESOP plans at subsidiary banks. The increase in ESOP costs is related to the year to year increase in the Company's stock price used for the fair value adjustment to compensation expense. Data processing costs increased due to new technology options and expanded banking facilities. OREO expenses, which tend to be volatile and are not tied to the Company's core business, decreased as a result of minimal foreclosure activity, and repayments of carrying cost. Other expenses declined as a result of a legal settlement, offset by increased marketing costs for new banking services and locations, and Middlesex's first quarter of operations.

     Provision for Income Taxes. The provision for income taxes was $1.7 million for the third quarter of 1997, compared to $579,000 for the corresponding quarter in 1996. The combined effective tax rate for the three months ended September 30, 1997 was 37.1% versus 30.8% for the same period in 1996. The lower effective rate in 1996 reflects the tax benefit resulting from the SAIF recapitalization. At September 30, 1997, the net deferred income tax asset amounted to $2.9 million. The primary sources of recovery of the deferred income tax asset are taxes paid, which are available for carry back, from 1996, 1995, and 1994, and the expectation that the deductible temporary differences will reverse during periods when the Company generates taxable income.

Comparison of Results of Operations for the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------
and 1996
--------

     General Operating Results. Net income for the nine months ended September 30, 1997 was $8.8 million or $1.32 per share, compared to net income of $5.8 million or $0.90 per share in the corresponding period of 1996. The 1997 nine month fully diluted earnings per share of $1.32 was 21% higher than the pre-SAIF 1996 level of $1.09. Net income for the first nine months of 1997 was 25% higher than the $7.1 million nine month 1996 net income before SAIF. The increase in earnings per share was reduced by the impact of higher stock prices on fully diluted per share calculations. The current period results are attributable to a higher level of net interest income, with only a modest increase in operating expenses. As a result of increased levels of interest earning assets, net interest income increased by $3.4 million or 14.5% in the first nine months of 1997 to $26.4 million compared to $23.0 million in the same period of 1996. Noninterest expense increased by $377,000 or 3.0% in the first nine months of 1997 compared to the same period of 1996, not including the $2.1 million SAIF recapitalization charge.

     The following table sets forth the Company's average balances and net interest income components for the nine months ended September 30, 1997 and 1996. It includes (i) the average balance sheet for the period, based on daily average balances; (ii) the total amount of interest earned or paid on the various categories of interest-earning assets and interest-bearing liabilities; and (iii) the resulting weighted average yields and costs. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. In addition, the table reflects the Company's interest rate spreads and net yields on earning assets. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered "adjustments to yield."

                                                                      Nine Months Ended September 30,
                                      ----------------------------------------------------------------------------------------------
                                                          1997                                               1996
                                      --------------------------------------------     ---------------------------------------------
                                                                            (Dollars in thousands)
                                                        Interest         Average                            Interest         Average
                                          Average       Income/          Yield/           Average           Income/           Yield/
                                          Balance       Expense           Rate            Balance           Expense            Rate
                                          -------       -------           ----            -------           -------            ----

  Assets
Interest-earning assets:
    Loans                                $676,975       $41,879           8.25%          $577,091           $35,586            8.22%
                                         --------       -------           ----           --------           -------            ----

    Investments:
      Investment and mortgage-backed
        securities held-to-maturity       184,849         9,289           6.70%           177,638             8,623            6.47%
      Investment and mortgage-backed
        securities available-for-sale     164,006         8,225           6.69%           150,014             7,400            6.58%
      Federal Home Loan Bank stock         15,038           728           6.45%            12,373               594            6.40%
      Federal funds sold and
          overnight deposits                4,922           162           4.39%             5,811               200            4.59%
                                         --------       -------           ----           --------           -------            ----
           Total investments              368,815        18,404           6.65%           345,836            16,817            6.48%
                                         --------       -------           ----           --------           -------            ----
         Total interest-earning assets  1,045,790        60,283           7.69%           922,927            52,403            7.57%
                                         --------       -------           ----           --------           -------            ----

Noninterest-earning assets                 34,998                                          32,840
Allowance for possible loan losses         (8,066)                                         (7,211)
                                           ------                                          ------
         Total assets                  $1,072,722                                        $948,556
                                       ==========                                        ========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
      Regular savings, NOW and money
        market accounts                  $243,249        $4,692           2.57%          $235,064            $4,600            2.61%
      Certificate accounts                378,385        16,155           5.69%           332,766            14,388            5.77%
      Borrowings                          296,187        13,067           5.88%           239,961            10,389            5.77%
                                         --------       -------           ----           --------           -------            ----
         Total interest-bearing
          liabilities                     917,821        33,914           4.93%           807,791            29,377            4.85%
                                         --------       -------           ----           --------           -------            ----

Noninterest-bearing liabilities:
      Demand deposits                      42,954                                          34,255
      Other                                 7,049                                           9,432
                                          -------                                         -------
         Total liabilities                967,824                                         851,478
                                          -------                                         -------

Stockholders' equity                      104,898                                          97,078
                                          -------                                         -------

         Total liabilities and
             stockholders' equity      $1,072,722                                        $948,556
                                       ==========                                        ========
Net interest income                                     $26,369                                             $23,026
                                                        =======                                             =======
Interest rate spread                                                      2.76%                                                2.72%
                                                                          ====                                                 ====
Net yield on earning assets                                               3.36%                                                3.33%
                                                                          ====                                                 ====

     Interest Income. Total interest income increased from $52.4 million in the first nine months of 1996 to $60.3 million in the same period of 1997, an increase of 15.0%. The higher level of interest income was chiefly due to an increased volume of loans and investments. The yield on average earning assets was 7.57% in the first nine months of 1996 and 7.69% in the same period of 1997. Average loans outstanding in the current period amounted to $677.0 million and produced an average yield of 8.25%, as compared to a 1996 average volume of $577.1 million with an average yield of 8.22%. The average balance of all investment categories amounted to $368.8 million in the first nine months of 1997 with an average yield of 6.65% compared to $345.8 million and 6.48%, respectively, in the comparable period of 1996.

     Interest Expense. Interest expense in the nine months of 1997 amounted to $33.9 million, up $4.5 million or 15.4% from $29.4 million in 1996. The contributing factors to this increase were higher interest rates on borrowings, and higher volumes in certificate accounts and borrowed funds. The average rate paid on deposits remained relatively level at 4.46% for the first nine months of 1996 compared to 4.47% in the same period of 1997. Average interest-bearing deposits increased from $567.8 million in the 1996 period to $621.6 million in the first nine months of 1997, up $53.8 million or 9.5%. Average certificates increased $45.6 million or 13.7% in 1997 from the comparable 1996 period. The Company had average borrowings of $296.2 million for the nine months ended September 30, 1997, with a related interest expense of $13.1 million, compared to $240.0 million and $10.4 million, respectively, for the first nine months of 1996. The average rate paid on borrowings increased from 5.77% to 5.88%.


     The following table illustrates the extent to which changes in interest rates and changes in the volumes of interest-earning assets and interest-bearing liabilities affected the components of the Company's interest income and interest expense during the periods indicated. For each interest related-asset and liability category, information is provided with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in interest rates (changes in rate multiplied by prior volume), and (iii) the total change. The changes attributable to the combined impact of both volume and rates have been allocated proportionately to the change due to volume and the change due to rates.

                        Nine Months Ended September 30,
                            1997 Compared with 1996
                              Increase (Decrease)
                               Due to Change in:
                               -----------------

                                          Average    Average
                                           Volume     Rate     Total
                                           ------     ----     -----
                                                 (In thousands)
Interest Income:
     Loans                                 $6,179     $114     $6,293
     Investments:
        Investment and mortgage-backed
          securities held-to-maturity         357      309        666
        Investment and mortgage-backed
          securities available-for-sale       700      125        825
        Federal Home Loan Bank stock          129        5        134
        Federal funds sold                    (30)      (8)       (38)
                                            -----      ---      -----

       Total interest income                7,335      545      7,880
                                            -----      ---      -----

Interest Expense:
     Regular savings, NOW and money
        market accounts                       156      (64)        92
     Certificate accounts                   1,945     (178)     1,767
                                            -----     ----      -----
        Total deposits                      2,101     (242)     1,859
     Borrowed funds                         2,477      201      2,678
                                            -----      ---      -----

        Total interest expense              4,578      (41)     4,537
                                            -----      ---      -----

Change in net interest income              $2,757     $586     $3,343
                                           ======     ====     ======

     The increase in the year-to-date net interest income was primarily attributable to volume increases in loans and investments. Volume increases in certificates of deposit and borrowed funds tended to offset the volume increases in earning assets.

     Provision for Possible Loan Losses. The provision for possible loan losses for the first nine months of 1997 amounted to $700,000 compared to $405,000 for the first nine months of 1996. The increased provision was attributable to the ongoing growth of the Company's loan portfolio.

     Noninterest Income. For the first nine months of 1997, total noninterest income amounted to $1.5 million, an increase of $199,000 or 15.8% from $1.3 million in the same period of 1996. Customer service fees and other income increased by $130,000 or 13.7% in the first nine months of the year from the same period in 1996 due to increases in checking account fees, and an increase in cash surrender value of life insurance policies. Loan servicing fees, which amounted to $198,000 this period compared to $225,000 in the first nine months of 1996, reflect a reduction in the volume of loans serviced. The Company had gains on loan sales of $85,000 in the first nine months of 1997 compared to similar gains of $86,000 in the same period of 1996. Sales of investments produced gains of $97,000 in the first nine months of 1997 compared to no gain or loss during the 1996 period.


     Noninterest Expenses. Total noninterest expense decreased by $1.8 million or 11.8% in the first nine months of 1997 to $13.0 million, compared to $14.8 million in the corresponding period of 1996. The significant components of the change in expense included a $2.1 million decrease for the SAIF recapitalization as previously mentioned, a $920,000 or 13.4% increase in compensation and benefits, a decrease in professional services of $99,000 or 18.4%, a $388,000 or 66.2% decrease in normal federal deposit insurance premiums, an increase in data processing costs of $145,000 or 23.4%, and an increase in marketing costs of $106,000 or 24.4%. The Company benefited from a decrease in OREO expense of $305,000 and a decrease in other expenses of $148,000.


     The increase in compensation and benefits costs were caused by staff additions, normal salary increases, and increased costs associated with the medical insurance and 401(k) and ESOP plans at subsidiary banks. Professional fees declined as a result of a recovery of prior period legal costs. The decrease in federal deposit insurance premiums for the first nine months reflects the new rate restructuring of the FDIC. Data processing costs increased due to new technology enhancements and expanded banking facilities. OREO income of $141,000 for the first nine months of 1997 reflected gains on sales of foreclosed property, deferred income recognized, and recoveries of carrying cost. This compared to a net OREO expense of $164,000 in the same period of 1996 as a result of foreclosure activity during such period. Marketing costs increased as a result of aggressive promotional efforts for new banking services and facilities. Other expenses declined as a result of a legal settlement.


     Provision for Income Taxes. The provision for income taxes was $5.3 million for the first nine months of 1997, compared to $3.3 million for the corresponding period in 1996. The combined effective tax rate for the nine months ended September 30, 1997 was 37.3% versus 35.9% for the same period in 1996.

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


Item 5.    Other Information.
           ------------------

           At a meeting of the Board of Directors held on October 16, 1997, the payment of a cash dividend was declared, providing for payment of $0.15 per share on November 14, 1997 to holders of record on October 30, 1997.

           At a meeting of the Board of Directors held October 16, 1997, a stock repurchase program of up to 300,000 shares was authorized effective November 1, 1997. This program will run through October 31, 1998 and authorizes the purchase of up to 300,00 shares, roughly 5% of Affiliated's outstanding common stock, in open market transactions, the amount and timing of such puchases, if any, to be subject to market conditions. The stock purchased will be placed in Treasury and may be used for general corporate purposes.


Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           a.  Exhibits:       11.0 -- Computation of per share earnings.
                               27.0 -- Financial Data Schedule.

           b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   Signatures




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Affiliated Community Bancorp, Inc.
                       ----------------------------------
                                  (Registrant)





Date: November 17, 1997

                  By         /s/ Timothy J. Hansberry
                             ----------------------------------

                             Timothy J. Hansberry
                             President and Chief Executive Officer



                  By         /s/ John G. Fallon
                             ----------------------------------
                             John G. Fallon
                             Executive Vice President and
                             Chief Financial Officer