Form 10-K405
period 1997-12-31
AFFILIATED COMMUNITY BANCORP INC
filed 1998-03-16
CIK 947038

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[XANNUAL]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
  OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 0-27014

                               ----------------

                      AFFILIATED COMMUNITY BANCORP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                              04-3277217
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


          716 MAIN STREET,                             02254-9035
       WALTHAM, MASSACHUSETTS                          (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 894-6810
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market on March 6, 1998, was approximately $235,632,612.

  As of March 6, 1998 there were issued and outstanding 6,518,134 shares of the registrant's Common Stock.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

NOT APPLICABLE.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  The business of Affiliated Community Bancorp, Inc. ("Affiliated" or the "Company") is primarily conducted through its three wholly-owned subsidiaries, Lexington Savings Bank ("Lexington"), a Massachusetts chartered stock savings bank, The Federal Savings Bank ("Federal"), a federally chartered stock savings bank, and Middlesex Bank & Trust Company ("Middlesex") a Massachusetts chartered trust company, which are headquartered in Lexington, Massachusetts, Waltham, Massachusetts, and Newton, Massachusetts, respectively. The operations of Affiliated consist of those of its three bank subsidiaries, Lexington, Federal and Middlesex.

  Affiliated was incorporated as a Massachusetts business corporation on April 13, 1995 for the purpose of effecting the affiliation (the "Affiliation") of Lexington with Main Street Community Bancorp, Inc. ("Main Street") and Main Street's wholly-owned subsidiary, Federal, pursuant to the Affiliation Agreement and Plan of Reorganization dated March 14, 1995 between Lexington and Main Street. The Affiliation was consummated on October 18, 1995 and was treated as a pooling of interests for accounting purposes. As of such date, Lexington and Federal became wholly-owned subsidiaries of Affiliated and Affiliated issued 5,290,700 shares of its $.01 par value per share common stock.

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

  Federal has two wholly-owned service corporation subsidiaries and three wholly owned operating subsidiaries. Main Street Building Corporation ("MSBC") holds, operates, manages and disposes of real estate acquired through foreclosure. (MSBC was dissolved on January 8, 1998). Main Street Investment Corporation ("MSIC") offered discount brokerage service through an arrangement with Liberty Securities Corporation, an unaffiliated broker-dealer ("Liberty") pursuant to which Liberty offered mutual funds, annuity products and discount brokerage services at Federal's four banking offices located in Waltham, North Waltham, Concord and Weston, under a sublease arrangement with MSIC. MSIC is currently inactive. In February 1996, the Federal formed TFSB Securities Corp I and TFSB Securities Corp II, two operating subsidiaries, for the sole purpose of buying, holding, and selling securities. TFSB Securities Corp III was formed in July, 1997 for a similar purpose. These three corporations are subject to a lower Massachusetts tax rate (1.32%) versus a bank tax rate of 11.32% for 1997. No "operational" or "banking" activities take place in these subsidiaries.

  Lexington was incorporated on March 11, 1871, and opened for business June 3, 1871. On May 1, 1976, Lexington opened its first branch office at 421 Lowell Street which was the first full-service banking facility in the Countryside section of Lexington. In 1988, Lexington opened new offices for lending at 57 Bedford Street in Lexington. In 1993, Lexington opened full-service banking offices in the town of Bedford and Brookhaven at Lexington, a continuing care retirement community in Lexington and in September, 1994, an office at Lexington High School. On December 23, 1993, Lexington acquired Suburban National Corporation of Arlington which resulted in two offices in Arlington as well as one office each in the town of Burlington and the city of Woburn. At the time of acquisition, Suburban had total assets of $37 million. Subsequently, on January 31, 1996, Lexington closed its Woburn branch office at the expiration of its lease and its Lexington High School branch in August 1996. On October 27, 1997 Lexington opened a branch office at 171 Massachusetts Avenue in East Lexington. At December 31, 1997, Lexington had eight banking offices, one of which operated on a limited hours basis. Lexington is regulated by the Massachusetts Commissioner of Banks. Lexington is a member of the FHLB system and its deposits are insured by the FDIC under the Bank Insurance Fund ("BIF").

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

  On April 23, 1997 Affiliated declared a 25% stock split of its common stock to be effected in the form of a stock dividend. This split was effective on May 30, 1997 in the form of one additional share for each four shares of common stock outstanding held by stockholders of record as of the close of business on May 15, 1997. Excluding information previously discussed in this item, all share and per share numbers (except as noted otherwise) in this report have been restated to reflect this split.

  On December 17, 1996, Affiliated signed a definitive agreement to provide the initial capitalization for Middlesex Bank & Trust Company located in the City of Newton, Massachusetts. On May 20, 1997, Affiliated completed this transaction by providing the initial capitalization for Middlesex. Middlesex opened for business on June 2, 1997, at 232 Boylston Street, Newton. Middlesex is the only commercial bank currently headquartered in Newton. Middlesex is a member of the FHLB system and its deposits are insured by the FDIC under BIF.

  On December 15, 1997, Affiliated and UST Corp. (NASDAQ: USTB) jointly announced that they had signed an Affiliation Agreement and Plan of Reorganization dated December 15, 1997 under which UST Corp. would acquire Affiliated. This transaction is structured to qualify as a pooling of interests for accounting purposes and as a tax-free exchange of 1.41 shares of USTB common stock for each share of Affiliated common stock and is expected to close in the second quarter of 1998. As part of this transaction, the stock re-purchase program announced by Affiliated on October 16, 1997 was rescinded. The acquisition by UST Corp. is subject to shareholder and regulatory approval.

  Affiliated's principal business, conducted through Federal, Lexington and Middlesex, consists of attracting deposits from the general public and investing those deposits, together with funds generated by operations, in one- to four-family residential mortgage loans, commercial real estate loans, construction loans, multi-family residential mortgage loans and commercial and industrial loans, and other loans. During the past three years, the Company has become an active lender to the small business community within its market area. In addition, the Company invests in securities issued by the U.S. government and agencies thereof, mortgage-backed and other types of asset-backed securities, corporate debt securities, and other investments permitted by federal laws and regulations. The Company's revenues are derived principally from interest on its loan portfolio and interest and dividends on its various investments. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities and FHLB borrowings, mainly from the Federal Home Loan Bank of Boston ("FHLBB"). Affiliated received approval from the Commonwealth of Massachusetts for security corporation status for the year ended December 31, 1995. In the financial information set forth herein, all material inter-company accounts and transactions have been eliminated in consolidation.

  During the third quarter of 1997, the Company conducted a review of its operations and systems to identify the impact of the so-called Year 2000 issue on it. An assessment and a plan were developed to resolve the issue. The Year 2000 issue, which is common to most corporations and especially most banks, concerns the inability of information systems, primarily computer hardware and computer software programs, to properly recognize and process date-sensitive information as the Year 2000 approaches. Since the Company's information systems functions are either outsourced to service bureaus or processed in-house using programs developed by third party vendors, the direct effort to correct Year 2000 issues will largely be undertaken by third parties and will therefore not be within the Company's direct control. The Company currently is not aware of a situation where either a vendor will not be able to modify their product or the Company will not be able to replace any affected system in time to avoid material adverse effects on operations.

  The Company's plan to resolve the Year 2000 issue was developed along the five phase (awareness; assessment; renovation; validation and implementation) project management process outlined in the Federal Financial Institutions Examination Council (FFIEC) Year 2000 statement of May 5, 1997. The awareness phase has been completed, a Year 2000 assessment was completed and monitoring is ongoing. Renovation of third party systems that were identified as non-compliant is being undertaken by those third parties and is scheduled to be completed by December 31, 1998. Testing and implementation will occur during 1998 and into 1999.

  The chief components of the Company's expense related to the Year 2000 issue are currently believed to be the replacement of personal computer equipment and the purchase or upgrade of third party software. External maintenance and internal modification costs will be expensed as incurred; costs of new hardware and software will be capitalized and amortized in accordance with the Company's policies. While cost estimates have been prepared, final costs have not been determined. The Company anticipates that, while such costs may impact the Company's results of operations in one or more fiscal quarters, they will not have a material adverse impact on the long term results of operations or consolidated financial position of the Company.

  This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events could differ materially from those anticipated in the forward-looking statements. Important factors that might cause such a difference include general economic conditions, particularly the real estate market, in the Company's primary market area, potential increases in the Company's non-performing assets (as well as increases in the allowance for possible loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation and supervision, including increased deposit insurance premiums or capital or reserve requirements, the so-called Year 2000 issue, changes in interest rates, and increased competition and bank consolidations in the Company's market area.

MARKET AREA AND COMPETITION

  The Company is a community-oriented bank holding company offering a variety of financial services to meet the needs of the communities it serves. The Company's deposit gathering and lending markets are primarily concentrated in the Middlesex County communities of Lexington, Newton and Waltham and surrounding communities. The Company's primary market area includes suburban cities and towns located west and north west of Boston. The Company's main office is headquartered in the center of Waltham, an industrial, commercial and residential city located approximately eight miles west of Boston with a population of approximately 58,000.

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

LENDING ACTIVITIES

  The Company's lending activities have been traditionally focused on the origination of first mortgage loans for the purchase, construction and refinancing of residential properties in its market area. In addition, the Company provides commercial real estate financing in its service area as well as home equity loans. The Company is active in the secondary mortgage market. Real estate loan originations and purchases during 1997 amounted to $187.8 million as compared to $194.9 million in 1996 and $139.5 million in 1995. Due to their pricing nature, adjustable rate loans originated were held in the loan portfolio, whereas fixed rate loan originations at times are sold into the secondary market. Loan sales into the secondary market amounted to $25.8 million in 1997 as compared to $7.8 million for 1996 and $14.7 million for 1995. The increase in loan sales for 1997 reflects the increased demand for the Company's fixed rate mortgage products versus adjustable rate financing. Interest rate trends during 1997 benefited all areas of loan originations.

  Favorable economic conditions have produced more opportunities for commercial real estate loans and small business lending. In light of these opportunities and the general banking industry trend toward commercial banking, the Company has expanded its loan origination programs and staffing in the commercial lending areas. The primary objective of this effort over the past three years has been to expand the commercial lending activity in a controlled and focused manner. For 1997 the Company had commercial real estate originations (including construction loans) of $45.1 million as compared to $73.1 million in 1996 and $41.1 million in 1995. Small business and other loan originations amounted to $19.2 million, $21.7 million and $13.7 million for the years ended December 31, 1997, 1996, 1995, respectively.

  The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                                               AT DECEMBER 31,
                          ----------------------------------------------------------------------------------------------
                                1997               1996               1995               1994               1993
                          ------------------ ------------------ ------------------ ------------------ ------------------
                                    PERCENT            PERCENT            PERCENT            PERCENT            PERCENT
                           AMOUNT   OF TOTAL  AMOUNT   OF TOTAL  AMOUNT   OF TOTAL  AMOUNT   OF TOTAL  AMOUNT   OF TOTAL
                          --------  -------- --------  -------- --------  -------- --------  -------- --------  --------
                                                           (DOLLARS IN THOUSANDS)
MORTGAGE LOANS ON REAL
 ESTATE:
 1-4 Family.............  $469,453   65.85%  $428,308   65.35%  $367,687   67.50%  $324,168   68.00%  $286,684   70.64%
 Multifamily............    29,047    4.07%    31,092    4.74%    27,833    5.11%    28,092    5.89%    27,601    6.80%
 Commercial.............   108,183   15.17%    94,419   14.41%    72,896   13.39%    53,417   11.20%    44,840   11.05%
 Construction and land
  development, net......    43,037    6.04%    46,344    7.07%    28,405    5.22%    28,797    6.04%     9,568    2.36%
 Premium on loans
  acquired..............       131    0.02%       135    0.02%       180    0.03%       225    0.05%       270    0.07%
                          --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
 Total mortgage loans...   649,851   91.15%   600,298   91.59%   497,001   91.25%   434,699   91.18%   368,963   90.92%
OTHER LOANS:
 Consumer...............     3,074    0.43%     3,545    0.54%     3,664    0.67%     3,612    0.76%     4,206    1.04%
 Equity lines of
  credit................    18,636    2.61%    16,204    2.48%    15,387    2.82%    16,218    3.40%    16,721    4.12%
 Commercial.............    41,414    5.81%    35,338    5.39%    28,636    5.26%    22,195    4.66%    15,923    3.92%
                          --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
 Total other loans......    63,124    8.85%    55,087    8.41%    47,687    8.75%    42,025    8.82%    36,850    9.08%
                          --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
 Total loans............   712,975  100.00%   655,385  100.00%   544,688  100.00%   476,724  100.00%   405,813  100.00%
                          --------  =======  --------  =======  --------  =======  --------  =======  --------  =======
 Less: Deferred loan
  fees and unearned
  income................    (1,273)            (1,829)            (1,882)            (2,150)            (2,726)
 Less: Allowance for
  loan losses...........    (8,641)            (7,759)            (7,127)            (6,996)            (6,603)
                          --------           --------           --------           --------           --------
 Loans, net.............  $703,061           $645,797           $535,679           $467,578           $396,484
                          ========           ========           ========           ========           ========

  The following table sets forth the Company's real estate loan originations and loan purchases, sales and principal repayments for the past three years:

                                                 YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                  1997       1996      1995
                                                ---------  --------  --------
                                                      (IN THOUSANDS)
Real estate loans (gross):
At beginning of year........................... $ 600,298  $497,001  $434,699
Real estate loans originated:
 One to four-family............................   135,580   118,512    96,434
 Multi-family..................................     1,469     3,217     2,020
 Commercial....................................    15,099    36,311    21,839
 Construction and land development, net........    30,012    36,833    19,216
                                                ---------  --------  --------
   Total real estate loans originated..........   182,160   194,873   139,509
Real estate loans purchased:
 One to four-family............................     5,659       --        --
 Multi-family..................................       --        --        --
 Commercial....................................       --        --        --
                                                ---------  --------  --------
   Total real estate loans purchased...........     5,659       --        --
                                                ---------  --------  --------
   Total real estate loans originated and
    purchased..................................   187,819   194,873   139,509

Reductions due to principal repayments,
 foreclosures and charge-offs..................  (112,433)  (83,745)  (62,538)
Sale of loans into secondary market............   (25,833)   (7,831)  (14,669)
                                                ---------  --------  --------
At end of year................................. $ 649,851  $600,298  $497,001
                                                =========  ========  ========

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

  At December 31, 1997, 72.2% of the Company's mortgage loans consisted of one to four-family residential loans, of which 65.9% were adjustable rate mortgage ("ARM") loans. ARM loans are available with adjustment on a one, three, five, six, seven, eight or ten year basis. The Company also periodically offers ARM loans on which the interest rate for the first period may be less than the fully indexed rate. The Company requires that the borrower qualify at the note payment rate after the initial interest rate adjustment. The Company offers ARM loans that adjust by a maximum of 3% periodically and have a lifetime cap on increases of up to 6%. ARM loans are generally originated for a term up to 30 years. Generally, ARM loans pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, marketability of the underlying property may be adversely affected by the higher interest rate environment.

  The Company also offers fixed-rate residential loans for terms of up to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the current cost of funds and depend upon the type of loan product chosen by the borrower.

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

  The Company's one to four-family residential mortgage loans are generally underwritten according to Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines, although the Company may occasionally make loans in excess of the FNMA or FHLMC loan amount guidelines. At December 31, 1997, the Company had $98.5 million of loans which it sold but continues to service for others and $10.2 million of purchased loans serviced for the Company by other institutions.

  The Company also originates multi-family residential mortgage loans. As of December 31, 1997, $29.0 million, or 4.1%, of the Company's total loan portfolio consisted of multi-family loans. The majority of the Company's multi-family loans consist of five- to twelve-unit buildings. The underwriting criteria, terms and risks of the Company's multi-family loans are similar to those for its commercial real estate loans. See "Commercial Real Estate Lending."

  Commercial Real Estate Lending. At December 31, 1997, the Company's commercial real estate loan portfolio totalled $108.2 million, or 15.2% of total loans. The commercial real estate loan portfolio included loans secured by office buildings, retail businesses, not-for-profit organizations, moderate sized apartment buildings and industrial properties.

  The Company typically originates fixed-rate and one, three and five year review loans secured by commercial real estate at rates adjusting to a spread over the rate on U.S. Treasury securities, prime or other indices. These loans generally are made in amounts up to 75% of the appraised value of the property securing the loan. In making such loans, the Company considers the nature of the property, the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Company's lending experience with the borrower. The Company generally obtains personal guarantees, accompanied by personal financial statements, from the principals involved.

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

  Construction and Land Lending. The Company originates loans to finance the construction of one to four-family homes and loans for the acquisition and development of land (either unimproved land or improved lots) to contractors and individuals. Land development loans typically are short-term loans. At December 31, 1997, the Company had $40.6 million of construction loans and $2.4 million of land loans, which, on a combined basis, accounted for 6.0% of the Company's total loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. As a result, the Company follows a number of risk management practices. Construction and land loans generally are made to customers of the Company and developers and contractors with whom it has had favorable lending experience. The Company typically requires an independent appraisal of the property and a feasibility study of the project. Loan funds are disbursed after an inspection based on percentage of completion of the project.

  Commercial and Industrial and Other Lending. At December 31, 1997, $63.1 million, or 8.9%, of the Company's total loan portfolio consisted of loans to small businesses, home equity loans and secured personal loans. The majority of the small business or commercial classification loans are secured by real estate utilized by the borrower in its operations. Such loans are underwritten on the basis of the ability of the underlying business to provide adequate cash flows to meet all debt requirements. As part of the Company's community bank strategy in the recent years, more emphasis has been placed on small business lending. Due to consolidation of the banking industry in the Company's market, many of these borrowers have found it increasingly difficult to maintain a personal relationship with the resulting larger bank. Such local business relationships can provide high quality loans on the balance sheet and additional deposit funds to the Company. These loans are made primarily to local customers based on historical performance and creditworthiness of the borrowers.

  The following table reflects the scheduled maturities for commercial business loans and construction loans:

                                                        AT DECEMBER 31, 1997
                                                     --------------------------
                                                     ADJUSTABLE  FIXED
                                                        RATE     RATE    TOTAL
                                                     ---------- ------- -------
                                                           (IN THOUSANDS)
1 year or less......................................  $33,550   $14,913 $48,463
More than 1 year to 5 years.........................   16,651     8,703  25,354
More than 5 years...................................    6,551     4,083  10,634
                                                      -------   ------- -------
Total...............................................  $56,752   $27,699 $84,451
                                                      =======   ======= =======

RISK ELEMENTS

  Loan Concentration and Resolution of Problem Assets. The Company's asset quality was adversely affected during the years from 1989 to 1992 by a decline in real estate values and the economic recession. As a result, the Company's management worked aggressively to resolve problem assets. Management implemented a strategic plan for the orderly liquidation of the Company's real estate owned portfolio. As of December 31, 1997, 1996 and 1995, non-performing assets amounted to $4.5 million, $5.0 million, and $7.0 million, respectively. As a percentage of total year end assets, these levels of non-performing assets represent .39%, .49% and .80% at December 31, 1997, 1996 and 1995, respectively.

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

  At December 31, 1997, 1996 and 1995, the delinquencies in the Company's portfolio were as follows:

                                                             AT DECEMBER 31,
                  -----------------------------------------------------------------------------------------------------
                                1997                              1996                              1995
                  --------------------------------- --------------------------------- ---------------------------------
                     60-89 DAYS    90 DAYS OR MORE     60-89 DAYS    90 DAYS OR MORE     60-89 DAYS    90 DAYS OR MORE
                  ---------------- ---------------- ---------------- ---------------- ---------------- ----------------
                  NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL
                    OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE
                  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS
                  ------ --------- ------ --------- ------ --------- ------ --------- ------ --------- ------ ---------
                                                         (DOLLARS IN THOUSANDS)
Real Estate
 Loans..........     8    $1,222      7     $642      20    $1,850     21    $1,969     17    $1,423     24    $3,521
Other Loans.....     9        21      1        1       6        50      4       316      3       320      1       500
                   ---    ------    ---     ----     ---    ------    ---    ------    ---    ------    ---    ------
Total Loans.....    17    $1,243      8     $643      26    $1,900     25    $2,285     20    $1,743     25    $4,021
                   ---    ------    ---     ----     ---    ------    ---    ------    ---    ------    ---    ------
Delinquent loans
 to total
 loans..........    --      0.17%    --     0.09%     --      0.29%    --      0.35%    --      0.32%    --      0.74%
                   ===    ======    ===     ====     ===    ======    ===    ======    ===    ======    ===    ======

  The above table presents the total number of loans and the dollar amount of loans past due 60 days or more for the past three years. Loans past due 90 days or more are included in the following table of non-performing assets as non-accrual loans, unless noted otherwise in such table. Certain loans that are less than 90 days past due, and in some cases loans not past due, are also included as non-accrual loans. These loans represent situations where the borrower had been 90 days or more past due within the past six months but at year end are no longer past due 90 days or more, or other situations where management believes that non-accrual classification is appropriate.

  Non-Performing Assets. The following table sets forth information regarding non-accrual loans, troubled debt restructurings, other real estate owned and other assets.

                                                 AT DECEMBER 31,
                                       ---------------------------------------
                                        1997    1996    1995    1994    1993
                                       ------  ------  ------  ------  -------
                                             (DOLLARS IN THOUSANDS)
Non-accrual loans....................  $4,336  $4,886  $5,402  $  978  $ 1,489
Troubled debt restructurings,
 accruing............................     162     --      199     --     4,638
                                       ------  ------  ------  ------  -------
  Total non-performing loans.........   4,498   4,886   5,601     978    6,127
Other real estate owned..............       1     133   1,201   4,355    7,778
Other assets.........................     --      --      200     --       --
                                       ------  ------  ------  ------  -------
  Total non-performing assets........  $4,499  $5,019  $7,002  $5,333  $13,905
                                       ======  ======  ======  ======  =======
Loans past due 90 days or more and
 still accruing......................  $  --   $  136  $  --   $  748  $   414
                                       ======  ======  ======  ======  =======
Non-performing loans as a percent of
 total loans.........................    0.63%   0.75%   1.03%   0.21%    1.52%
Non-performing assets as a percent of
 total assets........................    0.39%   0.49%   0.80%   0.67%    2.01%
Allowance for loan losses as a
 percent of non-performing loans.....  192.11% 158.80% 127.25% 715.34%  107.77%
Allowance for loan losses as a
 percent of total loans..............    1.21%   1.19%   1.31%   1.47%    1.64%
                                       ======  ======  ======  ======  =======

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

  Real estate acquired by the Company through foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed until sold. Until January 1, 1995, loans secured by real estate substantively repossessed were classified as in-substance foreclosures. On January 1, 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114 and, as a result the Company reclassified $1.8 million of substantively foreclosed real estate to loan status. These properties were initially recorded by the Company at the lower of cost or estimated fair value at the time the loan was foreclosed or deemed to be an in-substance foreclosure, less expected selling expenses (the lower of which becomes the asset's "new" carrying value or cost). The estimated fair value of these properties is based on current appraisals which take into consideration, among other factors, discounted cash flow analysis, current occupancy and lease rates. These properties, if any, are reevaluated by the Company quarterly and carried at the lower of the "new" cost or estimated fair value of the underlying collateral adjusted for expected selling expenses. At December 31, 1997, the Company estimated the fair value for its one foreclosed property and has written down the property to a level which management believes is justified on a fair market value basis. Generally, all costs incurred in maintaining the property are expensed, and costs incurred for the improvement or development of such property are capitalized, to the extent appropriate.

  The following table sets forth a summary of the Company's foreclosed real estate owned at December 31, 1997 and 1996:

                                                          DECEMBER 31,
                                                          -----------
                                                          1997  1996
                                                          ----- -----
                                                        (IN THOUSANDS)
Residential
  One to four-family.................................... $ --  $ 123
  Multi-family..........................................   --    --
Commercial..............................................   --    --
Land....................................................    1     10
                                                         ----  -----
                                                         $  1  $ 133
                                                         ====  =====

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

  The Company's allowance for possible loan losses was $8.6 million at December 31, 1997 and represented 1.2% of the total loans outstanding. While management believes it has established an adequate allowance for possible loan losses, future reviews of the Company's loan portfolio and/or changing economic conditions could cause the Company to make increased provisions, thereby negatively affecting the Company's financial condition and earnings.

  The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated:

                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                1997      1996      1995      1994      1993
                              --------  --------  --------  --------  --------
                                         (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.....................  $  7,759  $  7,127  $  6,996  $  6,603  $  5,799
Allowance acquired..........       --        --        --        --        119
Provision for possible loan
 losses.....................     1,000       605       325       550     1,099
                              --------  --------  --------  --------  --------
Balance of allowance after
 provision..................     8,759     7,732     7,321     7,153     7,017
Loans charged-off:
  One to four-family........       --        197        13        91       121
  Multi-family..............       --        113       --        --         30
  Commercial real estate....       150       --         84         2       166
  Construction and land
   development..............        38       --         20       --        --
  Other loans...............        20       110       227       113       125
                              --------  --------  --------  --------  --------
    Total loans charged-
     off....................       208       420       344       206       442
Recoveries of loans
 previously charged-off.....        90       447       150        49        28
                              --------  --------  --------  --------  --------
Balance of allowance at end
 of year....................  $  8,641  $  7,759  $  7,127  $  6,996  $  6,603
                              ========  ========  ========  ========  ========
Amount of total loans at end
 of year....................  $711,702  $653,556  $542,806  $474,574  $403,087
Average amount of loans
 outstanding................  $685,228  $591,178  $503,813  $429,435  $398,945
Loans charged-off as a
 percentage of average loans
 outstanding................      0.03%     0.07%     0.07%     0.05%     0.11%
Allowance for loan losses as
 a percentage of total loans
 at end of year.............      1.21%     1.19%     1.31%     1.47%     1.64%
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

                                                               AT DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                1997              1996              1995              1994              1993
                          ----------------- ----------------- ----------------- ----------------- -----------------
                          AMOUNT PERCENTAGE AMOUNT PERCENTAGE AMOUNT PERCENTAGE AMOUNT PERCENTAGE AMOUNT PERCENTAGE
                          ------ ---------- ------ ---------- ------ ---------- ------ ---------- ------ ----------
                                                           (DOLLARS IN THOUSANDS)
One to four-family......  $4,641    53.71%  $4,344    55.99%  $4,433    62.20%  $4,350    62.18%  $4,322    65.46%
Multi-family............     380     4.40%     407     5.25%     423     5.94%     420     6.00%     420     6.36%
Commercial real estate..   2,110    24.42%   1,910    24.62%   1,473    20.67%   1,441    20.60%   1,285    19.46%
Construction and land...     745     8.62%     453     5.84%     408     5.72%     591     8.45%     449     6.80%
Other loans.............     765     8.85%     645     8.30%     390     5.47%     194     2.77%     127     1.92%
                          ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Total...................  $8,641   100.00%  $7,759   100.00%  $7,127   100.00%  $6,996   100.00%  $6,603   100.00%
                          ======   ======   ======   ======   ======   ======   ======   ======   ======   ======

INVESTMENT ACTIVITIES

  General. The Company's investment portfolio is managed as a source of interest income, an asset/liability management tool, and a potential source of liquidity to fund loan growth or meet deposit outflow. As such, the Company seeks to invest in a broad array of investments to maintain diversification and provide yields superior to those of federal funds and other short-term investments. The portfolio consists of corporate bonds, asset-backed securities, U.S. Treasury obligations, federal agency obligations, mortgage-backed securities, mortgage-backed derivatives and preferred stocks.

  At December 31, 1997, the investment portfolio had a amortized cost value of $392.2 million and a market value of $395.3 million. Of the $392.2 million, $172.6 million, or 44.0%, of the securities were designated as held to maturity with the remaining $219.6 million, or 56.0%, being available for sale (see table below). During 1997, the investment portfolio averaged approximately 34.4% of total assets and provided 30.7% of total interest income. The average life of the portfolio was approximately 2.4 years at December 31, 1997.

  Included in the securities available for sale is $16.4 million of FHLB stock which the Company's three subsidiaries, Lexington, Federal and Middlesex are required to hold as members of the FHLB system.

  At December 31, 1997 and 1996, federal funds sold and overnight deposits totalled $10.3 million and $4.5 million, respectively. These balances consist mostly of overnight interest bearing deposits maintained at the FHLB.

  Other than securities issued by the U.S. government or its agencies, as of December 31, 1997 there were no securities of any one issuer that exceeded 10% of the Company's stockholders' equity.

  The following table sets forth certain information regarding the amortized cost and market values of the Company's investments by category at the dates indicated:

                                 1997               1996               1995
                          ------------------ ------------------ ------------------
                          AMORTIZED   FAIR   AMORTIZED   FAIR   AMORTIZED   FAIR
                            COST     VALUE     COST     VALUE     COST     VALUE
                          --------- -------- --------- -------- --------- --------
                                               (IN THOUSANDS)
SECURITIES AVAILABLE FOR
 SALE:
 Government securities..  $106,986  $107,180 $ 86,645  $ 85,882 $ 50,620  $ 50,885
 Corporate bonds........     1,012     1,015    2,034     2,038    4,591     4,591
 Asset-backed
  securities............    14,861    14,999    4,473     4,324    5,801     5,701
 Mortgage-backed
  derivatives...........    10,947    11,034    7,585     7,596    8,229     8,261
 Mortgage-backed
  securities:
 Balloons...............       --        --       --        --       --        --
 Fixed..................    12,294    12,490   12,018    11,947   11,518    11,657
 Variable...............    21,149    21,499   25,313    25,563   30,190    30,378
                          --------  -------- --------  -------- --------  --------
  Total mortgage-backed
   securities...........    33,443    33,989   37,331    37,510   41,708    42,035
                          --------  -------- --------  -------- --------  --------
  Total debt securities
   available for sale...   167,249   168,217  138,068   137,350  110,949   111,473
Federal Home Loan Bank
 stock, at cost.........    16,426    16,426   14,638    14,638   10,355    10,355
Marketable equity
 securities.............    35,884    36,629   22,327    22,494    3,343     3,363
                          --------  -------- --------  -------- --------  --------
  Total equity
   securities available
   for sale.............    52,310    53,055   36,965    37,132   13,698    13,718
                          --------  -------- --------  -------- --------  --------
  Total securities
   available for sale...  $219,559  $221,272 $175,033  $174,482 $124,647  $125,191
                          ========  ======== ========  ======== ========  ========
SECURITIES HELD TO
 MATURITY:
 Government securities..  $ 52,687  $ 52,859 $ 39,304  $ 39,469 $ 22,408  $ 22,801
 Corporate bonds........     1,254     1,266    3,003     3,015    4,011     4,058
 Asset-backed
  securities............    21,592    21,684   19,466    19,371   17,695    17,560
 Mortgage-backed
  derivatives...........    10,952    11,081   13,494    13,596   16,750    16,968
 Mortgage-backed
  securities:
 Balloons...............    28,480    28,491   43,583    43,106   50,458    50,414
 Fixed..................    45,107    46,059   39,702    39,947   46,851    47,788
 Variable...............    12,551    12,560   14,958    14,868   17,927    17,795
                          --------  -------- --------  -------- --------  --------
  Total mortgage-backed
   securities...........    86,138    87,110   98,243    97,921  115,236   115,997
                          --------  -------- --------  -------- --------  --------
 Total securities held
  to maturity...........  $172,623  $174,000 $173,510  $173,372 $176,100  $177,384
                          ========  ======== ========  ======== ========  ========
 Total investment
  securities............  $392,182  $395,272 $348,543  $347,854 $300,747  $302,575
                          ========  ======== ========  ======== ========  ========

  The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's debt securities at December 31, 1997. Many of these securities have adjustable rate features.

                                                             CONTRACTUAL MATURITIES
                   -------------------------------------------------------------------------------------------------------------
                                         AFTER ONE THROUGH    AFTER FIVE THROUGH
                     ONE YEAR OR LESS        FIVE YEARS           TEN YEARS         AFTER TEN YEARS    TOTAL DEBT SECURITIES
                   -------------------- -------------------- -------------------- -------------------- -------------------------
                             ANNUALIZED           ANNUALIZED           ANNUALIZED           ANNUALIZED               ANNUALIZED
                              WEIGHTED             WEIGHTED             WEIGHTED             WEIGHTED                 WEIGHTED
                   AMORTIZED  AVERAGE   AMORTIZED  AVERAGE   AMORTIZED  AVERAGE   AMORTIZED  AVERAGE   AMORTIZED       AVERAGE
                     COST      YIELD      COST      YIELD      COST      YIELD      COST      YIELD       COST          YIELD
                   --------- ---------- --------- ---------- --------- ---------- --------- ---------- ------------  -----------
                                                             (DOLLARS IN THOUSANDS)
U.S. Treasury and
 agency
 obligations.....   $1,003      5.48%    $17,815     7.02%   $128,344     7.05%   $ 12,511     7.23%   $    159,673         7.05%
Corporate bonds
 and asset backed
 securities......    1,012      5.98%        359     4.34%        621     5.64%     36,727     6.71%         38,719         6.65%
                    ------      ----     -------     ----    --------     ----    --------     ----    ------------     --------
 Total...........    2,015      5.73%     18,174     6.97%    128,965     7.04%     49,238     6.83%        198,392         6.97%
                    ------      ----     -------     ----    --------     ----    --------     ----    ------------     --------
Mortgage-backed
 securities......    1,148      5.53%     26,302     6.38%      9,170     7.57%     82,961     6.82%        119,581         6.77%
Mortgage-backed
 derivative
 securities......      --        --        1,554     6.22%        904     5.86%     19,441     6.42%         21,899         6.38%
                    ------      ----     -------     ----    --------     ----    --------     ----    ------------     --------
 Total mortgage-
  backed and
  derivatives....    1,148      5.53%     27,856     6.37%     10,074     7.42%    102,402     6.74%        141,480         6.71%
                    ------      ----     -------     ----    --------     ----    --------     ----    ------------     --------
 Total...........   $3,163      5.66%    $46,030     6.60%   $139,039     7.07%   $151,640     6.77%   $    339,872         6.86%
                    ======      ====     =======     ====    ========     ====    ========     ====    ============     ========

  Mortgage-Backed and Related Securities. At December 31, 1997, the mortgage-backed portfolio consisted of 1 year adjustable rate securities ($34.1 million), 5 and 7 year balloons ($28.5 million), 15 year fixed rate securities ($51.1 million) and 30 year fixed rate securities ($6.5 million). The adjustable rate securities were predominantly collateralized by 30 year loans with annual rate adjustments. The $28.5 million in balloon securities, which had 4 to 5 year average lives when purchased and contractual maturity dates of 5 to 7 years, had a weighted average life of 1.8 years at December 31, 1997. The weighted average lives for the 15 and 30 year securities were 3.6 and 3.3 years, respectively. The shorter average life on the 30 year securities versus the 15 year securities resulted from significant seasoning in the 30 year portfolio.

  The mortgage-backed derivatives portfolio totalled $22.0 million, or 5.6% of total investment securities, and consisted of planned amortization classes (PAC's), targeted amortization classes (TAC's), sequential payment classes (SEQ's), scheduled amortization classes (SCH's) and accretion directed classes (AD's). The $22.0 million balance at year end had an average life of 1.3 years with 49% in monthly adjusting securities and the remaining 51% in fixed rate securities.

  At December 31, 1997, the amortized cost value of mortgage-backed and mortgage-backed derivative securities totalled $141.5 million, or 12.3% of total assets, compared with $156.7 million, or 15.2% of total assets at December 31, 1996. Of the $141.5 million total, $96.8 million were fixed rate and $44.7 million were adjustable rate. At December 31, 1997, $97.1 million were classified as held to maturity and the remaining $44.4 million were classified as available for sale. At December 31, 1997, all of the Company's mortgage-backed securities and mortgage-backed derivatives were rated "AAA" by Standard & Poor's Corporation and/or directly or indirectly insured or guaranteed by a federal government agency.

  At December 31, 1997, one of the Company's mortgage-backed derivative securities, representing 1.2% of the total mortgage-backed and derivatives portfolio, was classified as "high risk" under Federal Financial Institutions Examination Council guidelines. All securities carry interest rate risk which affects their market value such that as market yields increase, the value of the Company's securities declines and vice versa. Additionally, mortgage-backed securities carry prepayment risk where expected yields may not be achieved due to an inability to re-invest the proceeds from prepayment at comparable yields. Moreover, such mortgage-backed securities may not benefit from price appreciation during periods of declining rates to the same extent as the remainder of the portfolio.

SOURCES OF FUNDS

  General. Deposits, borrowings, principal payments on loans and investments, and maturities of loans and investments constitute the primary sources of funds for the Company.

  Deposits. The Company's deposit products include regular passbook and statement savings accounts, NOW accounts, demand (checking) accounts, money market accounts and certificate of deposit accounts. The certificate accounts consist of regular and retirement funds and are either fixed or variable in nature. At December 31, 1997 and 1996, brokered certificates of deposits amounted to $57.1 million and $30.1 million, respectively. As an alternative to borrowed funds, in 1996 and 1997 the Company obtained funds in the form of Depository Trust Company certificates that had original maturities of one year or less. At December 31, 1997 and 1996, the balance of such deposits was $36.4 and $14.9 million, respectively and is included in the total brokered certificates of deposits for both periods. Deposit rates are established by management committees which meet on a regular basis to discuss cash flows, funding requirements, general trends in interest rates and competitive factors.

  As of December 31, 1997 and 1996, total deposits were $729.1 million and $652.5 million, respectively. The following table sets forth the distribution of the Company's average deposits during the years indicated and the weighted average nominal interest rate on each category of deposits presented.

                                     1997                       1996                       1995
                          -------------------------- -------------------------- --------------------------
                                            WEIGHTED                   WEIGHTED                   WEIGHTED
                                   PERCENT  AVERAGE           PERCENT  AVERAGE           PERCENT  AVERAGE
                          AVERAGE  OF TOTAL NOMINAL  AVERAGE  OF TOTAL NOMINAL  AVERAGE  OF TOTAL NOMINAL
                           AMOUNT  DEPOSITS   RATE    AMOUNT  DEPOSITS   RATE    AMOUNT  DEPOSITS   RATE
                          -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                       (DOLLARS IN THOUSANDS)
Demand..................  $ 44,256    6.52%    --    $ 36,690    5.99%    --    $ 29,058    5.24%    --
NOW.....................    53,101    7.83%   1.46%    48,522    7.92%   1.60%    46,736    8.43%   1.79%
Regular savings.........   122,167   18.01%   2.55%   121,987   19.90%   2.56%   125,139   22.56%   2.56%
Money market............    70,310   10.36%   3.46%    64,696   10.55%   4.14%    65,441   11.80%   3.34%
Certificate accounts....   388,586   57.28%   5.71%   341,098   55.64%   5.61%   288,354   51.97%   5.77%
                          --------  ------    ----   --------  ------    ----   --------  ------    ----
 Total deposits.........  $678,420  100.00%   4.21%  $612,993  100.00%   4.20%  $554,728  100.00%   4.12%
                          ========  ======    ====   ========  ======    ====   ========  ======    ====

  At December 31, 1997, the Company had outstanding $111.6 million in certificate accounts in amounts of $100,000 or more, maturing as follows:

                                                          (DOLLARS IN THOUSANDS)
Period to maturity:
  Three months or less...................................        $ 34,906
  Over three through six months..........................          12,112
  Over six through 12 months.............................          45,876
  Over 12 months.........................................          18,734
                                                                 --------
    Total................................................        $111,628
                                                                 ========

  Borrowings. In the ordinary course of business, the Company has borrowed funds from the FHLBB to fund asset growth. Advances outstanding as of December 31, 1997 totalled $297.4 million at a weighted average interest rate of 5.88% and a remaining weighted average term of approximately 10 months. The average balance of advances outstanding in 1997 was $290.4 million. All of the advances were secured by the Company's blanket lien agreement with the FHLBB.

  During 1997, the Company entered into repurchase agreements on a daily basis with certain customers. The average balance for repurchase agreement funds was $3.2 million at an average rate of 4.82%. Repurchase agreements amounted to $3.8 million at December 31, 1997.

  Federal's ESOP has long-term debt, amounting to $393,000 as of December 31, 1997, which represents the remaining balance of a $1.0 million loan originated on December 28, 1993. This loan, from a third party lender, had a term of seven years with twenty-eight equal quarterly payments at a rate equal to the Federal Funds effective rate plus 2.60%. The loan permitted the Federal ESOP to acquire 125,000 shares of Main Street's common stock at $8.00 per share in the conversion to stock form (share data restated for May 30, 1997 stock split).

  In 1996 the Lexington ESOP purchased 50,000 shares of the Company's common stock at a cost of $18.20 per share. Funds utilized to purchase 47,185 of the shares were provided by a loan from a third party lender in the amount of $859,000. The terms of the loan provide for principal and interest payments to be made on a quarterly basis over a four year period commencing on February 27, 1997. Interest is based on the 90 day LIBOR rate plus 225 basis points or the lender's base rate at the election of the borrower. The principal balance at December 31, 1997 was $644,000. (Share data restated for May 30, 1997 stock split).

  The Company has established repurchase agreement lines of credit with several primary securities dealers. With these lines of credit, the Company has the ability to pledge securities as collateral and borrow funds to support additional asset growth. These advances are generally short-term in nature and the rates are competitively priced by the financial markets. As of December 31, 1997, there were no repurchase agreements outstanding with primary securities dealers.

EMPLOYEES

  At December 31, 1997, the Company had 239 employees, of whom 54 were considered part-time. Management considers its relations with its employees to be good. The Company's employees are not represented by any collective bargaining group.

  Lexington and Federal employee benefits for full-time employees include, among other things, a pension plan, an ESOP, a 401(k) plan, a profit sharing plan and medical, dental, life and long-term disability insurance programs. Middlesex employee benefit plans include some, but not all of the above benefits. The employee benefits are considered by management to be competitive with those offered by other financial institutions and major employers in the Company's market area.

FEDERAL AND STATE TAXATION

 Federal Taxation

  General. The Company and its subsidiaries report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including additions to its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

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

  At December 31, 1997, the Company's surplus includes approximately $16.9 million of bad debt reserves, representing the base year amount, for which income taxes have not been provided. Since the Company does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $7.2 million have not been recorded with respect to such reserve.

 Massachusetts Taxation

  Although the Company will file a consolidated federal income tax return, savings institutions cannot file Massachusetts combined returns. In 1995 Massachusetts enacted tax reform legislation applicable to banks that would gradually reduce the income tax rate, from 12.13% in 1995 to 10.50% in 1999. For 1997, savings institutions in Massachusetts were taxed at a rate of 11.32% on their Massachusetts net income. Massachusetts net income for savings institutions is gross income from all sources, without exclusion, for the taxable year, less the deductions, but not the credits, allowable under the provisions of the Internal Revenue Code as in effect for the taxable year. However, no deductions are allowed with respect to dividends received, losses sustained in other taxable years, and taxes paid to other jurisdictions.

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

  Lexington is a member of the FHLB system and its deposits are insured by the FDIC under the BIF. Lexington's deposits in excess of $100,000 are also insured under the Deposit Insurance Fund of Massachusetts. As a state chartered bank, Lexington is subject to the regulations of the Massachusetts Commissioner of Banks. Lexington is examined by either the FDIC or the Massachusetts Commissioner of Banks on a rotating basis.

  Lexington is subject to similar regulations as Federal, relating to limitation on the amount of loans to any one borrower, loans to and transactions with related parties, and capital distributions, and changes in regulation also could have an adverse impact on its operations.

  Middlesex is a member of the FHLB system and its deposits are insured by the FDIC under the BIF. As a state chartered bank, it is subject to the same regulators, basic regulations, and examinations as Lexington.

 Capital Requirements

  The Home Owners Loan Act requires savings institutions, such as Federal, to meet a qualified thrift lender ("QTL") test. Under the QTL test, as modified by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a savings association is required to maintain at least 65% of its portfolio assets (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct the association's business) in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months. As of December 31, 1997, Federal maintained 82.06% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

  At December 31, 1997, Federal exceeded each of its capital requirements, in each case on a fully phased-in basis, and is deemed to be "well capitalized." See "Management's Discussion and Analysis--Liquidity and Capital Resources."

  Under FDIC regulatory capital requirements, Lexington is required to maintain 8% of its risk weighted assets in capital. Lexington is also subject to capital maintenance standards which require banks to maintain a minimum 3% Tier 1 leverage ratio for the most highly-rated banks, with all other banks required to meet a minimum leverage ratio that is at least 1% to 2% above the minimum of 3%. At December 31, 1997, Lexington's risk-based capital and Tier 1 leverage ratios significantly exceeded the regulatory minimums. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

  Middlesex is subject to the same regulations as Lexington and its risk-based capital and Tier 1 leverage ratios significantly exceed the regulatory minimum.

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

  Affiliated's three bank subsidiaries are insured by different FDIC funds, Lexington and Middlesex by the BIF and Federal by the SAIF.

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

  Under the terms of opinion D-47 issued by the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force on November 15, 1995, this charge must be reported as an expense in the quarter in which the legislation was enacted and could not be reported as an extraordinary item. Under the provisions of EGRPRA, it was a tax deductible expense. The net after tax impact on Affiliated's net income for the third quarter of 1996 was $1,236,000 or $.19 per share.

  The FDIC sets BIF and SAIF insurance premium rates for all banks. Federal, Lexington and Middlesex are currently subject to a zero basis point assessment rate which is the assessment for highly rated and well capitalized banks under both BIF and SAIF requirements.

  Under the terms of EGRPRA, the FDIC was also required to impose additional assessments on BIF and SAIF banks sufficient to pay the interest due on Financing Corporation (FICO) bonds issued in the 1980's to finance payment of losses in the savings and loan industry. Under the law, the FICO assessment to BIF banks will be one-fifth the assessment to SAIF banks for the period January 1, 1997 to December 31, 1999. The FDIC has set this assessment at
1.296 basis points for BIF banks such as Lexington and Middlesex, and 6.480 basis points for SAIF banks such as Federal.

 Federal Home Loan Bank System

  Federal, Lexington and Middlesex are members of the FHLB system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB, a bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the FHLB, whichever is greater. Federal, Lexington and Middlesex were in compliance with this requirement with a combined investment in FHLB stock at December 31, 1997 of $16.4 million. FHLB advances must be secured by specified types of collateral and are generally obtained for the purpose of providing funds for residential home financing. Dividends received on FHLB stock amounted to $993,000, $817,000 and $824,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

  The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLB's imposing a higher rate of interest on advances to their members.

 Federal Reserve System

  The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts. Federal, Lexington and Middlesex are in compliance with these requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce a bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

MARKET RISK

  As a financial institution, the Company's chief market risk is interest rate risk. The Company has no material exposure to foreign currency or commodity prices. Its exposure to equity prices is limited to marketable equity securities contained within its available for sale investment portfolio. The Company does not have a trading portfolio.

  Interest rate risk is the sensitivity of income to variations in interest rates over defined time horizons. The primary goal of interest rate risk management is to control this risk within limits and guidelines approved by the Company's Asset/Liability Committee (ALCO). These limits and guidelines reflect the Company's tolerance for interest rate risk.

  The Company attempts to control interest rate risk by identifying exposures, quantifying them, and identifying their impact on income. The Company quantifies its interest rate risk exposures using simulation models as well as simpler gap analyses. The Company manages its interest rate exposures using a combination of on-balance sheet instruments, consisting principally of fixed and variable rate securities, deposit pricing and FHLB borrowings.

  As of December 31, 1997, the Company has no outstanding exposure to off-balance sheet interest rate instruments such as swaps, forwards or futures. However, it has had limited exposure to such instruments in the past in order to hedge its interest rate risk position and may do so in the future.

ITEM 2. PROPERTIES

  The Company conducts its business at 716 Main Street, Waltham,
Massachusetts, a building owned by a subsidiary bank.

  During 1997, Lexington conducted its business through its main office, seven branch offices and a lending center. During 1997, Lexington also opened a new branch office at 171 Massachusetts Avenue, Lexington. Lexington's main office and five of these branches have an automated teller machine (ATM). Four of these branches have drive-through facilities. Management believes that Lexington's facilities are adequate for the conduct of its business.

The following table sets forth certain information concerning Lexington's facilities at December 31, 1997:

                                                                          NET BOOK
                                         OWNED      DATE      DATE        VALUE AT
                                           OR   PURCHASED OR  LEASE     DECEMBER 31,
        LOCATION           DESCRIPTION   LEASED    LEASED    EXPIRES        1997
        --------          -------------- ------ ------------ -------   --------------
                                                                       (IN THOUSANDS)
1776 Massachusetts
 Avenue                   Main Office    Owned  1895-site      --          $ 288
Lexington, Massachusetts
(ATM)                                           1904-bldg.
421 Lowell Street         Branch         Owned  1976           --          $ 146
Lexington, Massachusetts
(ATM, drive-through)
171 Massachusetts Avenue  Branch         Leased 1997          2000(2)      $  75
Lexington, Massachusetts
(ATM)
1010 Waltham Street       Branch         Leased 1993          1999           --
Lexington, Massachusetts
Brookhaven Retirement
Complex
(Limited hours)
57 Bedford Street         Lending Center Leased 1988          2003         $  14
Lexington, Massachusetts
287 Great Road            Branch         Leased 1993          2003(1)      $  94
Bedford, Massachusetts
(ATM, drive-through)
856 Massachusetts Avenue  Branch         Owned  1962           --          $ 967
Arlington, Massachusetts
(ATM, drive-through)
141 Massachusetts Avenue  Branch         Leased 1986          2001         $  16
Arlington, Massachusetts
36 Cambridge Street       Branch         Owned  1986           --          $ 243
Burlington,
Massachusetts
(ATM, drive-through)

--------
(1) Lease provides for option to extend for two additional five-year periods to 2013.
(2) Lease provides for option to extend for three additional five-year periods to 2015.

  Federal conducted its business through its main office and three branch offices. Federal's main office has two ATMs and each branch office has one ATM. Federal's main office and its branch office in Concord, Massachusetts also have drive-through facilities. Management believes Federal's existing facilities are adequate for the conduct of its business.

  The following table sets forth certain information concerning Federal's facilities at December 31, 1997:

                                                                     NET BOOK
                                    OWNED      DATE      DATE        VALUE AT
                                      OR   PURCHASED OR  LEASE     DECEMBER 31,
       LOCATION         DESCRIPTION LEASED    LEASED    EXPIRES        1997
       --------         ----------- ------ ------------ -------   --------------
                                                                  (IN THOUSANDS)
716 Main Street         Main Office Owned  1938-site     --           $4,493
Waltham, Massachusetts                     1981-bldg.
(Two ATMs, drive-
through)
202 Sudbury Road        Branch      Owned  1972          --           $  156
Concord, Massachusetts
(ATM, drive-through)
415 Boston Post Road    Branch      Leased 1974          1999(1)      $   87
Weston, Massachusetts
(ATM)
1090 Lexington Street   Branch      Leased 1975          1999         $   38
North Waltham,
Massachusetts
(ATM)

--------
(1) Lease provides for an option to extend for an additional five years to 2004.

  During 1997, Middlesex conducted its business through its main office which provides a drive-through facility and one ATM. The following table sets forth certain information concerning Middlesex's facility at December 31, 1997.

                                                                  NET BOOK
                                   OWNED      DATE      DATE      VALUE AT
                                     OR   PURCHASED OR  LEASE   DECEMBER 31,
      LOCATION         DESCRIPTION LEASED    LEASED    EXPIRES      1997
      --------         ----------- ------ ------------ ------- --------------
                                                               (IN THOUSANDS)
232 Boylston Street    Main Office Leased     1997      1999       $   92
Newton, Massachusetts
(ATM, drive-through)

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

  The stock of the Company commenced trading on October 19, 1995. The range of high, low and quarter-end closing prices and dividends paid for 1996 and 1997, restated for the May 30, 1997 stock split, are as follows:

QUARTER ENDING                                HIGH   LOW   CLOSING DIVIDEND PAID
--------------                               ------ ------ ------- -------------
March 31, 1996.............................. $14.40 $12.80 $14.10      $0.10
June 30, 1996...............................  14.30  12.80  13.90       0.10
September 30, 1996..........................  18.00  13.10  16.30       0.10
December 31, 1996...........................  18.70  16.00  17.10       0.12
March 31, 1997..............................  22.20  16.90  19.00       0.12
June 30, 1997...............................  25.00  18.80  23.50       0.12
September 30, 1997..........................  30.25  23.25  28.00       0.12
December 31, 1997........................... 38.625 25.875  37.75       0.15

  As of December 31, 1997, the Company had 961 stockholders of record and 6,503,646 shares of Common Stock outstanding. The stockholders of record total does not reflect the number of persons or entities who hold their Common Stock in nominee or "street" name through various brokerage firms.

  In considering the declaration of future dividends, the Company's Board of Directors will consider a number of factors including the capital requirements of the Company, regulatory limitations, the Company's results of operations and financial condition, tax considerations and general economic conditions. While it is currently the Board's intention to continue to favorably consider future dividend declarations, no assurances can be given that dividends will continue to be paid or will continue to be paid at the existing level. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General." The Affiliation Agreement and Plan of Reorganization dated December 15, 1997 between Affiliated and UST Corp. provides that Affiliated cannot exceed the dividend rate paid in the fourth quarter of 1997.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table represents selected consolidated financial data of the Company for the five years ended December 31, 1997. The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------
                             1997        1996       1995      1994      1993
                          ----------  ----------  --------  --------  --------
                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Total assets............  $1,155,048  $1,032,213  $878,480  $793,596  $692,860
Investments (1).........     404,239     352,456   305,416   290,306   249,343
Loans, gross (including
 held for sale).........     715,657     653,556   543,877   474,574   408,721
Deposits................     729,096     652,509   583,832   532,270   524,883
Borrowed funds..........     302,199     269,292   187,514   161,021    62,964
Equity capital (2)......     113,053     101,402    99,290    93,286    89,443
Non-performing assets...       4,499       5,019     7,002     5,333    13,905
Allowance for possible
 loan losses............       8,641       7,759     7,127     6,996     6,603
SELECTED OPERATING DATA
Net interest income.....  $   35,499  $   31,277  $ 27,772  $ 24,479  $ 21,208
Less provision for loan
 losses.................       1,000         605       325       550     1,099
                          ----------  ----------  --------  --------  --------
Net interest income
 after provision for
 loan losses............      34,499      30,672    27,447    23,929    20,109
Noninterest income......       2,298       1,638     1,693     1,348     1,691
                          ----------  ----------  --------  --------  --------
Other real estate owned
 expenses (income),
 net....................        (183)        129      (107)     (124)      758
SAIF recapitalization
 charge.................         --        2,121       --        --        --
Merger expenses.........         --          --      1,989       --        --
Other noninterest
 expenses...............      18,109      16,716    16,352    15,569    12,831
                          ----------  ----------  --------  --------  --------
Total noninterest
 expenses...............      17,926      18,966    18,234    15,445    13,589
Income before income
 taxes..................      18,871      13,344    10,906     9,832     8,211
Provision for income
 taxes..................       7,015       4,821     5,199     2,806     2,789
                          ----------  ----------  --------  --------  --------
Net income..............  $   11,856  $    8,523  $  5,707  $  7,026  $  5,422
                          ==========  ==========  ========  ========  ========
SAIF recapitalization,
 net of taxes...........  $      --   $    1,236       --        --        --
Merger expenses, net of
 taxes..................         --          --   $  1,889       --        --
Change in SFAS No. 109
 tax valuation reserve..         --          --        (20) $ (1,075) $   (500)
                          ----------  ----------  --------  --------  --------
Results excluding SAIF
 recapitalization,
 merger expenses, and
 change in SFAS No.109
 tax valuation reserve..  $   11,856  $    9,759  $  7,576  $  5,951  $  4,922
                          ==========  ==========  ========  ========  ========
PER SHARE DATA
Book value end of year..  $    17.61  $    16.04  $  15.19  $  14.34  $  13.80
Net income (diluted)....  $     1.78  $     1.32  $   0.86  $   1.06  $   0.83
Cash dividends declared
 (3)....................  $     0.51  $     0.41  $   0.26  $   0.28       --
Results excluding SAIF
 recapitalization,
 merger expenses, and
 change in SFAS No. 109
 tax valuation
 reserve................  $     1.78  $     1.51  $   1.14  $   0.90  $   0.75
SELECTED RATIOS
Return on average
 assets.................        1.09%       0.88%     0.69%     0.97%     0.91%
Return on average
 equity.................       11.14%       8.70%     5.90%     7.68%     8.82%
Equity to assets ratio..        9.79%       9.82%    11.30%    11.75%    12.91%
Dividend payout ratio
 (3)....................       28.65%      31.06%    30.23%    26.42%      --
Interest rate spread....        2.75%       2.72%     2.80%     3.04%     3.42%
Net interest margin.....        3.35%       3.33%     3.46%     3.54%     3.74%
Efficiency ratio
 excluding other real
 estate owned expenses,
 net....................        47.9%       57.2%     62.3%     60.3%     56.0%
ASSET QUALITY RATIOS
Year-end non-performing
 assets to total assets
 .......................        0.39%       0.49%     0.80%     0.67%     2.01%
Non-performing loans to
 total loans............        0.63%       0.75%     1.03%     0.21%     1.52%
Allowance for possible
 loan losses to non-
 performing loans.......      192.11%     158.80%   127.25%   715.34%   107.77%

--------
(1) Includes investments, mortgage backed and derivative securities, federal funds sold and interest bearing deposits in banks.
(2) On December 28, 1993, Federal converted from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). The Conversion and a concurrent subscription stock offering by Main Street resulted in net proceeds of approximately $27.3 million being added to equity capital.
(3) Dividends declared per share for the years ended December 31, 1995 and 1994 represent the combined historical dividends declared by Lexington and Main Street determined by dividing the sum of the total dividends declared by Lexington and Main Street by the sum of the outstanding shares of common stock of Lexington and Main Street to which the dividends declared apply. There are no historical dividends for Main Street prior to 1994 due to the Conversion in December 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company commenced operations as the holding company of Federal and Lexington on October 18, 1995. Accordingly, under pooling of interests accounting, the information presented herein for 1995 represents the financial condition and results of operations of the Company and its wholly owned bank subsidiaries on a consolidated basis.

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

  This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events could differ materially from those anticipated in the forward-looking statements. Important factors that might cause such a difference include general economic conditions, particularly the real estate market, in the Company's primary market area, potential increases in the Company's non-performing assets (as well as increases in the allowance for possible loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation and supervision, including increased deposit insurance premiums or capital or reserve requirements, the so-called Year 2000 issue, changes in interest rates, and increased competition and bank consolidations in the Company's market area.

  On December 15, 1997, Affiliated and UST Corp. (NASDAQ:USTB) jointly announced that they had signed an Affiliation Agreement and Plan of Reorganization under which UST Corp. would acquire Affiliated. This transaction is structured to qualify as a pooling of interests for accounting purposes and as a tax-free exchange of 1.41 shares of USTB common stock for each share of Affiliated common stock and is expected to close in the second quarter of 1998. As part of this transaction, the stock re-purchase program announced by Affiliated on October 16, 1997 was rescinded. The acquisition by UST Corp is subject to shareholder and regulatory approval.

ASSET/LIABILITY MANAGEMENT

  The Company's Asset/Liability Committee ("ALCO"), under the authority of the Board of Directors, has established guidelines within which management operates to meet liquidity needs and manage interest rate risk. These liquidity needs are defined by the needs of the depositors and borrowers of the Company. The Company's primary source of funds is its deposit base. Management uses the investment portfolio and borrowing capabilities to manage the liquidity position and interest rate risk position, in its efforts to maximize interest income within the ALCO's guidelines.

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

  The following table represents management's anticipated cash flows and repricings of Affiliated's December 31, 1997 consolidated balance sheet based upon assumptions derived from historical experience, the current interest rate and economic outlook, standardized mortgage prepayment models and various other data input sources. Management monitors these assumptions on a continuous basis and revises them when necessary. Management believes that these assumptions are accurate but understands that actual cash flows and repricings will be determined by changes in interest rates and customer behavior which may vary from these projections.

                                             AT DECEMBER 31, 1997
                          -----------------------------------------------------------
                                       MORE THAN    MORE THAN
                          LESS THAN  SIX MONTHS TO ONE YEAR TO MORE THAN
                          SIX MONTHS   ONE YEAR    FIVE YEARS  FIVE YEARS    TOTAL
                          ---------- ------------- ----------- ----------  ----------
                                            (DOLLARS IN THOUSANDS)
Assets:
 Federal funds sold and
  interest bearing
  deposits..............   $ 10,344    $    --      $    --     $    --      $ 10,344
 Investment securities..    140,785      59,901      140,514      52,695      393,895
 Mortgage loans.........    184,865     111,303      254,525      97,885      648,578
 Commercial loans.......     41,414         --           --          --        41,414
 Home equity loans......     18,636         --           --          --        18,636
 Consumer loans.........        958         487        1,629         --         3,074
 Other assets...........      4,402         --           --       34,705       39,107
                           --------    --------     --------    --------   ----------
 Total Assets...........   $401,404    $171,691     $396,668    $185,285   $1,155,048
                           ========    ========     ========    ========   ==========
Liabilities &
 Stockholders' Equity:
 Savings accounts.......   $ 10,278    $  9,405     $ 66,816    $ 34,422   $  120,921
 NOW/DDA accounts.......      9,258       8,471       60,163      31,009      108,901
 Money market accounts..     13,385      10,915       47,306         965       72,571
 Time deposits..........    170,072     137,051      117,238       2,342      426,703
 Borrowed funds.........    174,560      64,000       65,982         --       304,542
 Other liabilities......        --          --           --        8,357        8,357
 Stockholders' equity...        --          --           --      113,053      113,053
                           --------    --------     --------    --------   ----------
Total Liabilities &
 Stockholders' Equity...   $377,553    $229,842     $357,505    $190,148   $1,155,048
                           ========    ========     ========    ========   ==========
 Period GAP.............     23,851     (58,151)      39,163      (4,863)
 Cumulative GAP.........     23,851     (34,300)       4,863         --
 Period GAP as a
  percentage of total
  assets................       2.06%      (5.03)%       3.39%      (0.42)%
 Cumulative GAP as a
  percentage of total
  assets................       2.06%      (2.97)%       0.42%        --

  The following list outlines some of the significant assumptions utilized for the above analysis:

    . Fixed rate assets are displayed using contractual maturity.

    . Adjustable rate assets are displayed using repricing dates.

    . Assets with prepayment options (fixed and adjustable) are modeled utilizing an industry standard financial modeling system to project asset cash flows based upon current interest rates.

    . Loans held for sale are classified as "Less than Six Months" and included in other assets.

    . Fixed rate deposits and borrowings are displayed using repricing dates.

    . Deposits that do not possess contractual maturity dates or are not directly linked to an interest rate index are modeled utilizing deposit decay rates provided by one of the federal banking regulatory agencies. These categories include Savings accounts, NOW/DDA accounts and money market accounts. Although DDA accounts do not pay interest, management believes that DDA cash flows are impacted by changes in interest rates. When comparing the decay rates to internal management analysis of its deposit cash flows, it was determined that the decay rates represent faster cash flow patterns than those displayed by past customer practice. However, to be conservative, the regulatory decay rates are utilized for this presentation.

INTEREST RATE RISK

  As a financial institution, the Company's chief market risk is interest rate risk.

  Interest rate risk is the sensitivity of income to variations in interest rates over defined time horizons. The primary goal of interest rate risk management is to control this risk within limits and guidelines approved by the Company's ALCO. These limits and guidelines reflect the Company's tolerance for interest rate risk.

  The Company attempts to control interest rate risk by identifying exposures, quantifying them, and identifying their impact on income. The Company quantifies its interest rate risk exposures using simulation models as well as simpler gap analyses. The Company manages its interest rate exposures using a combination of on-balance sheet instruments, consisting principally of fixed and variable rate securities, deposit mix and pricing and FHLB borrowings.

  Interest rate gap analysis provides a static view of the maturity and repricing characteristics of the Company's balance sheet positions. The Company's internal guidelines on interest rate risk specify that the cumulative one year gap should be less than 10% of assets. As of December 31, 1997, the gap was approximately 3% of assets.

  The Company uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a two-year time horizon. Simulation analysis involves projecting future interest income and expenses from the Company's assets and liabilities under various rate scenarios.

  The Company's internal guidelines on interest rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for each of the next twelve and twenty-four months should decline by less than 12%. As of December 31, 1997, the Company's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty four month periods, respectively, are as follows:

    a. 200 basis point increase in rates: -5%; -3%

    b. 200 basis point decrease in rates: +1%; -1%

  Based on the scenarios above, there would be a slow down in the rate of growth of retained earnings in the scenarios which display decreases in net interest income and an increase in the rate of growth of retained earnings in the scenarios displaying an increase in net interest income. For each 1.0% change in net interest income, there is an estimated corresponding change of $235,000 in the rate of growth in retained earnings. The $235,000 represents the estimated, after-tax impact of a 1% change in net interest income based upon current levels of net interest income.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

  Changes in Financial Condition. Total assets of the Company at December 31, 1997 amounted to $1.155 billion, compared to $1.032 billion at the end of 1996, reflecting an increase of $123 million, or 11.9%. The growth in assets was driven by an increase in net loans receivable of $57.3 million, or 8.9% and an increase in investments of $45.9 million, or 13.2%. During 1997 the Company continued to expand its residential portfolio as well as its small business and commercial real estate lending. Total real estate loan originations, including loans purchased, amounted to $187.8 million in 1997 as compared to $194.9 million in 1996.

  The increases in earning assets were mainly funded by deposits which amounted to $729.1 million at December 31, 1997, compared to $652.5 million at the end of 1996, an increase of $76.6 million or 11.7%. Additional funding was provided by FHLB borrowings which increased to $297.4 million at the end of 1997, an increase of $30.2 million, or 11.3% from December 31, 1996.

  During 1997 core deposits increased by $20.3 million or 7.2% and amounted to $302.4 million at December 31, 1997. Term certificates increased to $426.7 million at December 31, 1997, compared to $370.4 million at the end of 1996, an increase of $56.3 million or 15.2%. Securities sold under agreements to repurchase amounted to $3.8 million at December 31, 1997, versus $727,000 at the end of 1996. Other liabilities at December 31, 1997 amounted to $8.4 million, an increase of $1.4 million or 20.7%, compared to December 31, 1996.

  Non-performing assets, which consist of impaired loans, non-accrual loans, restructured loans and foreclosures, were $4.5 million at December 31, 1997 compared to $5.0 million at December 31, 1996, a decrease of $500,000. The Company's ratio of non-performing assets to total assets at December 31, 1997 remained below 1%, at 0.39% versus 0.49% at the end of 1996.

  As of December 31, 1997, the Company had $1,000 of other real estate owned versus $133,000 on December 31, 1996. During 1997, the Company had minimal activity in new foreclosures.

  The total amount of loans delinquent 30 days or more at December 31, 1997 was $7.5 million, compared to $8.1 million at the end of 1996. As of December 31, 1997, there were eight loans with an aggregate principal balance of $643,000 which were delinquent 90 days or more, as compared to twenty-five loans with an aggregate principal balance of $2.3 million at the end of 1996.

  The Company's stockholders' equity increased by $11.7 million or 11.5% in 1997, resulting from net income of $11.9 million, option transactions of $540,000, ESOP transactions of $786,000 and a tax benefit from stock options exercised of $315,000. Cash dividends paid by the Company which amount to $3.3 million or $0.51 per share, were declared and charged to retained earnings during 1997. Due to changes in the interest rate environment during 1997, the Company's stockholders' equity at December 31, 1997 reflected an unrealized gain on securities available-for-sale and held-to-maturity, net of related tax, of $919,000, compared to an unrealized loss of $532,000 at December 31, 1996, an increase in equity of $1.5 million.

  General Operating Results. Net income for 1997 totaled $11.9 million versus net income of $8.5 million for 1996, a 39% increase. The year ago results were negatively impacted by a charge for re-capitalization of the Savings Association Insurance Fund (SAIF) of the FDIC. Excluding the cost of the 1996 SAIF re-capitalization, Affiliated's 1997 net income would have been 21% higher than the 1996 net income.

  In accordance with SFAS 128, changes in the reporting of earnings per share are effective this period. Earnings per share are now calculated in two ways, basic and diluted. Prior year earnings per share figures have been restated accordingly. Basic EPS for 1997 was $1.86, 20% higher than the pre-SAIF basic EPS of $1.55 for 1996. Diluted EPS for 1997 was $1.78, 18% higher than the pre-SAIF diluted EPS of $1.51 for 1996. The increased in diluted earnings per share was partially reduced by the impact of the increase in Affiliated's stock price from 1996 to 1997 on the common stock equivalents used to calculate diluted earnings per share.

  The current year results benefited from a higher level of net interest income and noninterest income combined with a moderate increase in normal operating expenses. As a result of increased levels of interest earning assets, net interest income rose by $4.2 million or 13.5% in the twelve month period of 1997 versus the same period of 1996. Noninterest expense, excluding the SAIF recapitalization cost of $2.1 million, increased by $1.1 million or 6.4% in 1997 compared to 1996.

ANALYSIS OF NET INTEREST INCOME

  Average Balance Sheet. The following table sets forth information relating to the Company for the three years ended December 31, 1997. It includes (i) the average balance sheet for the period, based on daily average balances;
(ii) the total amount of interest paid or earned on the various categories of interest-earning assets and interest-bearing liabilities; and (iii) the resulting weighted average yields and costs. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. In addition, the table reflects the Company's interest rate spreads and net yields. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered "adjustments to yield."

                                                     YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------------
                                     1997                        1996                       1995
                          ---------------------------- -------------------------- --------------------------
                                      INTEREST AVERAGE           INTEREST AVERAGE           INTEREST AVERAGE
                           AVERAGE    INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/
                           BALANCE    EXPENSE   RATE   BALANCE   EXPENSE   RATE   BALANCE   EXPENSE   RATE
                          ----------  -------- ------- --------  -------- ------- --------  -------- -------
                                                      (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
 Loans..................  $  685,228  $56,479   8.24%  $591,178  $48,661   8.23%  $503,813  $41,924   8.32%
                          ----------  -------   ----   --------  -------   ----   --------  -------   ----
 Investments:
 Investments and
  mortgage-backed
  securities held-to-
  maturity..............     184,112   12,384   6.73    176,953   11,521   6.51    203,075   12,888   6.35
 Investments and
  mortgage-backed
  securities available-
  for-sale..............     170,259   11,417   6.71    153,101   10,077   6.58     77,610    4,886   6.30
 Federal Home Loan Bank
  stock.................      15,323      993   6.48     12,754      817   6.41      9,853      824   8.36
 Federal funds sold.....       5,235      238   4.55      5,825      265   4.55      7,756      474   6.11
                          ----------  -------   ----   --------  -------   ----   --------  -------   ----
  Total investments.....     374,929   25,032   6.68    348,633   22,680   6.51    298,294   19,072   6.39
                          ----------  -------   ----   --------  -------   ----   --------  -------   ----
  Total interest-earning
   assets...............   1,060,157   81,511   7.69    939,811   71,341   7.59    802,107   60,996   7.60
                          ----------  -------   ----   --------  -------   ----   --------  -------   ----
 Noninterest-earning
  assets................      36,725                     32,752                     31,557
 Allowance for possible
  loan losses...........      (8,169)                    (7,291)                    (7,112)
                          ----------                   --------                   --------
 Total assets...........  $1,088,713                   $965,272                   $826,552
                          ==========                   ========                   ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
 Interest bearing
  liabilities:
 Regular savings, NOW
  and money market
  accounts..............  $  245,578  $ 6,332   2.58%  $235,205  $ 6,119   2.60%  $237,316  $ 6,230   2.63%
 Certificate accounts...     388,586   22,201   5.71    341,098   19,656   5.76    288,354   16,648   5.77
 Borrowed funds.........     296,521   17,479   5.89    246,007   14,289   5.81    166,817   10,346   6.20
                          ----------  -------   ----   --------  -------   ----   --------  -------   ----
 Total interest-bearing
  liabilities...........     930,685   46,012   4.94    822,310   40,064   4.87    692,487   33,224   4.80
                          ----------  -------   ----   --------  -------   ----   --------  -------   ----
Noninterest-bearing
 liabilities:
 Demand deposits........      44,256                     36,690                     29,058
 Other..................       7,330                      8,299                      8,302
                          ----------                   --------                   --------
 Total liabilitites.....     982,271                    867,299                    729,847
                          ----------                   --------                   --------
Stockholders' equity....     106,442                     97,973                     96,705
                          ----------                   --------                   --------
 Total liabilities and
  stockholders' equity..  $1,088,713                   $965,272                   $826,552
                          ==========                   ========                   ========
Net interest income.....              $35,499                    $31,277                    $27,772
                                      =======                    =======                    =======
Interest rate spread....                        2.75%                      2.72%                      2.80%
                                                ====                       ====                       ====
Net yield on earning
 assets.................                        3.35%                      3.33%                      3.46%
                                                ====                       ====                       ====

  Interest Income. Interest income increased from $71.3 million in 1996 to $81.5 million in 1997, an increase of $10.2 million or 14.3%. The higher level in 1997 was primarily due to an increased volume of loans and investment securities designated as available for sale. The increase in loan volume resulted from continued growth in residential and commercial loans. Investment securities available for sale increased during the year as a result of additional purchases of government securities and preferred stocks. The yield on average earning assets increased by ten basis points in 1997 to 7.69%. Average loans outstanding for the year amounted to $685.2 million and produced an average yield of 8.24%, as compared to a 1996 average volume of $591.2 million with an average yield of 8.23%. The average balance of all investment categories amounted to $374.9 million in 1997 with an average yield of 6.68% compared to $348.6 million and 6.51%, respectively, in the comparable period of 1996.

  Interest Expense. Interest expense in 1997 amounted to $46.0 million, up $5.9 million or 14.8% from $40.1 million in 1996. The significant factors contributing to this increase were higher volumes in certificate accounts and borrowings. Average deposit rates increased from 4.47% in 1996 to 4.50% in 1997. Average interest bearing deposits increased to $634.2 million in 1997, up $57.9 million or 10.0% from the 1996 level. Average certificates increased by $47.5 million or 13.9% in 1997 from the comparable 1996 period. The Company had average borrowings, principally from the FHLBB, of $296.5 million in 1997 with a related expense of $17.5 million, compared to $246.0 million and $14.3 million, respectively, for 1996. The average rate paid on borrowings increased from 5.81% in 1996 to 5.89% in 1997.

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

                                      YEARS ENDED DECEMBER 31,
                         ------------------------------------------------------------
                          1997 COMPARED WITH 1996        1996 COMPARED WITH 1995
                         -----------------------------  -----------------------------
                            INCREASE (DECREASE)            INCREASE (DECREASE)
                             DUE TO CHANGE IN:              DUE TO CHANGE IN:
                         -----------------------------  -----------------------------
                         AVERAGE    AVERAGE             AVERAGE    AVERAGE
                          VOLUME      RATE     TOTAL     VOLUME      RATE     TOTAL
                         --------   --------  --------  --------   --------  --------
                                       (DOLLARS IN THOUSANDS)
Interest income:
 Loans.................. $  7,752    $   66   $  7,818  $  7,186    $  (449) $  6,737
 Investments:
  Investment and
   mortgage-backed
   securities held-to-
   maturity.............      475       388        863    (1,712)       345    (1,367)
  Investment and
   mortgage-backed
   securities available-
   for-sale.............    1,148       192      1,340     4,956        235     5,191
  Federal Home Loan Bank
   stock................      166        10        176       (34)        27        (7)
  Federal funds sold....      (27)       --        (27)     (103)      (106)     (209)
                         --------    ------   --------  --------    -------  --------
  Total interest
   income...............    9,514       656     10,170    10,293         52    10,345
                         --------    ------   --------  --------    -------  --------
Interest expense:
 Regular savings, NOW
  and money market
  accounts..............      267       (53)       214       (55)       (56)     (111)
 Certificate accounts...    2,711      (167)     2,544     3,039        (31)    3,008
                         --------    ------   --------  --------    -------  --------
  Total deposits........    2,978      (220)     2,758     2,984        (87)    2,897
 Borrowed funds.........    2,975       215      3,190     4,552       (609)    3,943
                         --------    ------   --------  --------    -------  --------
  Total interest
   expense..............    5,953        (5)     5,948     7,536       (696)    6,840
                         --------    ------   --------  --------    -------  --------
Change in net interest
 income................. $  3,561    $  661   $  4,222  $  2,757    $   748  $  3,505
                         ========    ======   ========  ========    =======  ========

  The increase in 1997 net interest income was primarily attributed to volume increases in loans and investment and mortgage-backed securities designated as available for sale. Volume increases in certificates of deposits and borrowed funds tended to offset the favorable benefit of volume increases in earning assets

  Provision for Possible Loan Losses. The provision for possible loan losses was $1.0 million in 1997 versus $605,000 in 1996, a 65.3% increase. The increased provision for 1997 is attributed to growth in commercial real estate loans and small business loans which have been assigned greater risk factors based upon the Company's past charge off experience during periods of adverse economic conditions. At December 31, 1997 the Company's allowance for possible loan losses amounted to $8.6 million which represented 192% of non-performing loans at year-end. The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is a forward-looking estimate and ultimate losses may vary from current estimates and future additions to the allowance may be necessary. As adjustments become necessary, they are reported in the results of operations for the periods in which they become known. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Management believes that the December 31, 1997 level of the allowance is adequate to provide for known and reasonably anticipated loan losses inherent in the portfolio at that date.

  Noninterest Income. For 1997, total noninterest income amounted to $2.3 million, an increase of $660,000 or 40.3% from $1.6 million in 1996. Customer service fees and other income increased by $142,000 or 10.9% in 1997 from the same period in 1996 due to increases in checking account fees, and an increase in cash surrender value of life insurance policies. Loan servicing fees, which amounted to $259,000 this year compared to $309,000 in 1996, reflect a reduction in the volume of loans serviced. The Company had gains on sales of fixed rate residential mortgage loans in the secondary market of $347,000 in 1997, compared to gains of $76,000 in the same period of 1996. Sales of investments, primarily preferred stocks and other equities, produced gains of $250,000 in 1997, compared to a loss of $47,000 during the 1996 period.

  Noninterest Expense. Total noninterest expense decreased by $1.0 million or 5.5% in 1997 to $17.9 million, compared to $19.0 million in the corresponding period of 1996. The significant components of the change in expense included a $2.1 million decrease for the SAIF recapitalization as previously mentioned, a $1.5 million or 15.9% increase in compensation and benefits, a decrease in professional services of $221,000 or 31.5%, a $474,000 or 64.1% decrease in normal federal deposit insurance premiums, an increase in data processing costs of $227,000 or 27.2%, and an increase in marketing costs of $175,000 or 30.6%. The Company benefited from a decrease in OREO expense of $312,000 and a decrease in other expenses of $39,000. Costs for 1997 reflect the start up and first six months of operations of Middlesex.

  The increase in compensation and benefits costs resulted from staff additions, normal salary increases, and increased costs associated with incentive compensation plans, medical insurance, 401(k) and ESOP plans at the subsidiary banks. Compensation costs also reflect additional staffing for Middlesex. A significant portion of the increase in ESOP costs related to the year to year increase in the market value of the Company's stock price used for fair value adjustment to compensation expense. Professional fees declined as a result of a recovery of prior period legal costs. The decrease in federal deposit insurance premiums for 1997 reflects the new rate restructuring of the FDIC. Data processing costs increased due to new technology enhancements and expanded banking facilities. OREO income of $183,000 for 1997 reflected gains on sales of foreclosed property, deferred income recognized, and recoveries of carrying cost. This compared to a net OREO expense of $129,000 in the same period of 1996 as a result of foreclosure activity during such period. Marketing costs increased as a result of aggressive promotional efforts for new banking services and facilities.

  Provision for Income Taxes. The provision for income taxes was $7.0 million in 1997 compared to $4.8 million for the corresponding period in 1996. The combined effective tax rate for 1997 was 37.2% versus 36.1% for the same period in 1996. The higher effective rate in 1997 reflects an increase in the federal tax rate as a result of the growth in the Company's level of pretax income. At December 31, 1997, the net deferred income tax asset amounted to $2.7 million. The primary sources of recovery of the deferred income tax asset are taxes paid, which are available for carry back, from 1996, 1995, and 1994, and the expectation that the deductible temporary differences will reverse during periods when the Company generates taxable income.

  The Small Business Job Protection Act of 1996 repealed Section 593 of the Internal Revenue Code relating to the method used by thrift institutions to calculate bad debt deduction for federal income tax purposes. While both bank subsidiaries of Affiliated at the time were covered by this Section, it has been determined that its repeal has no material impact on their financial results and thus those of Affiliated.

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

  The Company's stockholders' equity increased by $2.1 million or 2.1% in 1996, resulting from net income of $8.5 million, option transactions including tax benefit of $438,000 and ESOP transactions of $356,000 offset by a stock buy back of $4.1 million. Cash dividends paid by the Company which amount to $2.6 million or $0.41 per share, were declared and charged to retained earnings during 1996 and unearned compensation--ESOP was charged $910,000 for purchase of 50,000 shares of the Company's treasury stock. Due to changes in the interest rate environment during 1996, the Company's stockholders' equity reflected an unrealized loss on securities available-for-sale and held-to-maturity, net of related tax, of $532,000, compared to an unrealized gain of $90,000 at December 31, 1995, a reduction in equity of $622,000.

  General Operating Results. Net income was $8.5 million or $1.32 per share in 1996 compared to $5.7 million or $0.86 per share in 1995, an increase of $2.8 million or 49.1%. Net income for 1996 is after pre-tax charge of $2.1 million ($1.2 million after tax or $.19 per share) for recapitalization of the SAIF. Excluding the cost of SAIF recapitalization, Affiliated would have reported net income for 1996 of $9.8 million or $1.51 diluted earnings per share. Excluding merger costs, Affiliated would have reported 1995 net income of $7,596,000 or $1.14 per share. The 1996 pre-SAIF diluted earnings per share figure of $1.51 represents a 32% increase when compared to the comparable 1995 pre-merger expense earnings per share of $1.14. The growth in earnings per share also reflects the effect of the 297,500 share (4.5%) stock buy back program announced in January, 1996 and completed in February, 1996. The current year results benefited from a higher level of net interest income with only a modest increase in normal operating expenses. As a result of increased levels of interest earning assets, net interest income rose by $3.5 million or 12.6% in the twelve month period of 1996 versus the same period of 1995. Noninterest expense, excluding the SAIF recapitalization and the 1995 merger costs, increased by $600,000 or 3.7% in 1996 compared to 1995. A significant portion of this $600,000 expense increase resulted from net costs of $129,000 for other real estate owned expenses for the twelve months of 1996, versus a net gain of $107,000 for the comparable period of 1995.

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

  Interest Income. Interest income increased from $61.0 million in 1995 to $71.3 million in 1996, an increase of $10.3 million or 16.9%. The higher level in 1996 is chiefly due to an increased volume of loans and investment securities designated as available for sale which contributed $12.1 million. The increase in loan volume resulted from continued growth in real estate and small business loans. Investment securities available for sale increased during the year as a result of additional purchases of government securities and preferred stocks. The yield on average earning assets was relatively level from 1995 to 1996. Average loans outstanding for the year amounted to $591.2 million and produced an average yield of 8.23%, as compared to a 1995 average volume of $503.8 million with an average yield of 8.32%. The average balance of all investment categories amounted to $348.6 million in 1996 with an average yield of 6.51% compared to $298.3 million and 6.39%, respectively, in the comparable period of 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of liquidity are dividends from subsidiaries, and maturities, repayments and interest on investments. The Company may use its liquidity to pay cash dividends to stockholders, fund operating expenses and pay taxes. On January 15, 1998 the Company declared a regular quarterly dividend of $0.15 per share payable on February 13, 1998 to stockholders of record on January 29, 1998. This dividend represents a 25% increase over the $0.12 per share paid a year ago.

  The primary sources of funds for the Company's bank subsidiaries are deposits, FHLB borrowings, principal and interest payments on loans, mortgage-backed and mortgaged-backed derivative securities, and maturities of investment securities. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by economic conditions, interest rate levels, and regulatory changes. The earning asset growth of $113.9 million for the year ended December 31, 1997 was primarily funded by a net gain in core deposits of $20.3 million, term certificates of $56.3 million, and additional advances from the FHLB and repurchase agreements amounting to $33.3 million.

  The Company's bank subsidiaries, as members of the FHLB, have overnight lines of credit of approximately $25.0 million and an overall borrowing capacity of approximately $653.2 million from the FHLB. At December 31, 1997 outstanding borrowings were $297.4 million under these facilities. Any borrowings must be collateralized by a combination of investment securities and certain first mortgage loans. In addition, the subsidiaries have the ability to enter into repurchase agreements, with an aggregate credit line of $150 million, with various brokers.

  At December 31, 1997, the Company had outstanding commitments of $113.7 million to originate loans and advance funds. As of that date, the Company had commitments to sell loans of $4.0 million. The Company believes that it will have sufficient funds available to meet all of its commitments as a result of the liquidity inherent in its balance sheet, combined with its available borrowing capacity through the FHLB.

  On April 23, 1997, the Company declared a 25% stock split of its common stock to be effected in the form of a stock dividend. This split was effective on May 30, 1997 in the form of one additional share for each four shares of common stock held by stockholders of record as of the close of business on May 15, 1997. Per share numbers in this report have been restated to reflect this split.

  On May 20, 1997, Affiliated completed the transaction entered into on December 17, 1996 by providing the initial capitalization for Middlesex Bank & Trust Company located in Newton, Massachusetts. Middlesex opened for business on June 2, 1997.

  On October 16, 1997, Affiliated announced an open market stock repurchase plan amounting to a maximum of 300,000 shares.

  On December 15, 1997, Affiliated and UST Corp. jointly announced that they had signed an Affiliation Agreement and Plan of Reorganization under which UST Corp. would acquire Affiliated. This transaction is expected to close in the second quarter of 1998 and is structured to qualify as a pooling of interests for accounting purposes and as a tax-free exchange of 1.41 shares of UST Corp. common stock for each share of Affiliated common stock. The stock repurchase plan announced October 16, 1997 was rescinded as part of this transaction.

  The Company's bank subsidiaries are subject to certain capital standards prescribed by regulations. While the regulations are the same for Affiliated, Lexington, and Middlesex, the method of ratio calculation differs slightly for banks regulated by the Office of Thrift Supervision such as Federal. The following tables show the subsidiaries regulatory capital ratios as they compare to the minimum guidelines at December 31, 1997. The high capital ratios of Middlesex reflect its status as a start-up bank.

                                                    MIDDLESEX    AFFILIATED
                         THE FEDERAL   LEXINGTON   BANK & TRUST   COMMUNITY     MINIMUM
                         SAVINGS BANK SAVINGS BANK     CO.      BANCORP, INC. REQUIREMENTS
                         ------------ ------------ ------------ ------------- ------------
Risk-based ratios:
  Tier 1 capital........    17.99%       14.04%       69.80%        17.40%        4.00%
  Total capital.........    19.22        15.05        70.16         18.65         8.00
Tangible capital........     9.00          N/A          N/A           N/A         1.50
Core capital............     9.00          N/A          N/A           N/A         3.00
Tier 1 leverage capi-
 tal....................      N/A         8.58        42.05          9.79         3.00

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

IMPACT OF NEW ACCOUNTING STANDARDS

  In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is generally effective for transfers and servicing of financial assets and extinguishments of liabilities, as defined, after December 31, 1996. SFAS No. 125, as amended, requires an entity to recognize upon a transfer the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Servicing assets and liabilities are subsequently amortized in proportion to and over the period of estimated net servicing income or loss and are assessed for impairment based on their fair values. The adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

  In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which became effective for interim and annual periods ending after December 15, 1997. The more significant changes are the replacement of primary earnings per share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares issued (excluding treasury shares and unallocated ESOP shares). No dilution for any potentially dilutive securities is included. Fully diluted EPS, now called diluted EPS, is still required. All prior period EPS data presented will be restated. The adoption of this statement did not have a significant impact on the Company's reported results.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is to become effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company's management anticipates that the application of this statement will not have a significant impact on the Company's reported results when adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Information regarding market risk is set forth above under "Business--Market Risk" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (1)

                                                                            PAGE
                                                                            ----
Independent Auditors' Reports.............................................  38
Consolidated Statements of Financial Condition as of December 31, 1997 and
 1996.....................................................................  40
Consolidated Statements of Income for the years ended December 31, 1997,
 1996 and 1995............................................................  41
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1996
 and 1995.................................................................  42
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1996 and 1995......................................................  43
Notes to Consolidated Financial Statements................................  44

--------
(1) All schedules have been omitted because they are not required, not applicable or are included in Notes to Consolidated Financial Statements.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Affiliated Community Bancorp,
Inc.:

  We have audited the accompanying consolidated statements of financial condition of Affiliated Community Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of The Federal Savings Bank, a bank acquired during 1995 in a transaction accounted for as a pooling of interests, for the year ended December 31, 1995, as discussed in Note 2. Such statements are included in the consolidated financial statements of Affiliated Community Bancorp, Inc. and reflect total interest income of 53 percent in 1995 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion on the consolidated financial statements of Affiliated Community Bancorp, Inc. for the year ended December 31, 1995, insofar as it relates to amounts included for The Federal Savings Bank, is based solely upon the report of the other auditors.

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

  In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affiliated Community Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 14, 1998

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Federal Savings Bank:

  We have audited the consolidated statement of financial condition of The Federal Savings Bank and subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements, which are not presented separately herein, are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Federal Savings Bank and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                          KPMG Peat Marwick LLP

Boston, Massachusetts
January 15, 1996

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1997 AND 1996

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
                        ASSETS
Cash and due from banks................................ $   16,911  $   11,331
Federal funds sold and overnight deposits..............     10,344       4,464
Investment securities--held to maturity (fair value
 $174,000 and $173,372 at
 December 31, 1997 and 1996, respectively) (notes 3 and
 8)....................................................    172,623     173,510
Investment securities--available for sale (amortized
 cost $203,133 and $160,395
 at December 31, 1997 and 1996, respectively) (notes 3
 and 8)................................................    204,846     159,844
Loans held for sale....................................      3,955         --
Loans receivable, net of allowance for possible loan
 losses of $8,641 and $7,759
 at December 31, 1997 and 1996, respectively (notes 4
 and 11)...............................................    703,061     645,797
Federal Home Loan Bank stock, at cost (note 3).........     16,426      14,638
Other real estate owned (note 5).......................          1         133
Accrued interest receivable............................      8,727       7,124
Office properties and equipment, net (note 6)..........      8,747       8,428
Deferred tax asset, net (note 10)......................      2,671       3,405
Other assets (note 14).................................      6,736       3,539
                                                        ----------  ----------
  Total assets......................................... $1,155,048  $1,032,213
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits (note 7)..................................... $  729,096  $  652,509
 Federal Home Loan Bank advances (note 8)..............    297,358     267,171
 ESOP debt (note 14)...................................      1,037       1,394
 Mortgagors' escrow payments...........................      2,343       2,087
 Securities sold under agreements to repurchase (note
  9)...................................................      3,804         727
 Other (note 14).......................................      8,357       6,923
                                                        ----------  ----------
  Total liabilities....................................  1,041,995     930,811
                                                        ----------  ----------
Commitments and contingencies (notes 4, 11, and 12)
Stockholders' equity (notes 13 and 14):
 Preferred stock, $.01 par value; 2,000,000 shares au-
  thorized, none issued................................        --          --
 Common stock, $.01 par value; 18,000,000 shares autho-
  rized; shares issued 6,751,146 in 1997 and 6,683,958
  in 1996..............................................         67          66
 Additional paid-in capital ...........................     50,360      49,146
 Retained earnings--restricted (notes 2 and 13)........     66,128      57,518
 Treasury stock at cost, 247,500 shares................     (3,402)     (3,402)
 Unearned compensation--ESOP (note 14).................     (1,019)     (1,394)
 Net unrealized gain (loss) on investment securities,
  net of tax effects
  (notes 3 and 10).....................................        919        (532)
                                                        ----------  ----------
  Total stockholders' equity...........................    113,053     101,402
                                                        ----------  ----------
  Total liabilities and stockholders' equity........... $1,155,048  $1,032,213
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     1997     1996     1995
                                                   --------  -------  -------
Interest and dividend income:
  Interest and fees on loans...................... $ 56,479  $48,661  $41,924
  Interest and dividend income on investment
   securities.....................................   24,794   22,415   18,598
  Interest on federal funds sold and overnight
   deposits.......................................      238      265      474
                                                   --------  -------  -------
    Total interest and dividend income............   81,511   71,341   60,996
                                                   --------  -------  -------
Interest expense:
  Interest on deposits (note 7)...................   28,533   25,775   22,878
  Interest on borrowed funds......................   17,479   14,289   10,346
                                                   --------  -------  -------
    Total interest expense........................   46,012   40,064   33,224
                                                   --------  -------  -------
Net interest income...............................   35,499   31,277   27,772
Provision for possible loan losses (note 4).......    1,000      605      325
                                                   --------  -------  -------
Net interest income after provision for possible
 loan losses......................................   34,499   30,672   27,447
                                                   --------  -------  -------
Noninterest income:
  Mortgage loan servicing fees....................      259      309      324
  Customer service fees and other.................    1,442    1,300    1,320
  Gain (loss) on sales of securities, net.........      250      (47)      33
  Gain on sales of loans, net.....................      347       76       16
                                                   --------  -------  -------
    Total noninterest income......................    2,298    1,638    1,693
                                                   --------  -------  -------
Noninterest expenses:
  Compensation and employee benefits (notes 14 and
   15)............................................   10,726    9,252    8,770
  Occupancy and equipment (notes 6 and 12)........    2,337    2,086    1,994
  Data processing.................................    1,062      835      792
  Professional services...........................      481      702      786
  Federal Deposit Insurance premiums (notes 1 and
   7).............................................      265    2,860    1,006
  Other real estate owned expenses (income), net
   (note 5).......................................     (183)     129     (107)
  Marketing and promotion.........................      747      572      496
  Merger expenses (note 2)........................      --       --     1,989
  Other...........................................    2,491    2,530    2,508
                                                   --------  -------  -------
    Total noninterest expenses....................   17,926   18,966   18,234
                                                   --------  -------  -------
Income before provision for income taxes..........   18,871   13,344   10,906
Provision for income taxes (note 10)..............    7,015    4,821    5,199
                                                   --------  -------  -------
    Net income.................................... $ 11,856  $ 8,523  $ 5,707
                                                   ========  =======  =======
Earnings per share (note 1):
  Basic........................................... $   1.86  $  1.35  $   .88
                                                   ========  =======  =======
  Diluted......................................... $   1.78  $  1.32  $   .86
                                                   ========  =======  =======
Weighted average shares outstanding:
  Basic...........................................    6,369    6,299    6,519
                                                   ========  =======  =======
  Diluted.........................................    6,659    6,461    6,659
                                                   ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                    (RESTATED FOR MAY 30, 1997 STOCK SPLIT)

                                                                             NET UNREALIZED
                                ADDITIONAL                       UNEARNED    GAIN (LOSS) ON
                         COMMON  PAID-IN   TREASURY  RETAINED  COMPENSATION-   INVESTMENT
                         STOCK   CAPITAL    STOCK    EARNINGS      ESOP        SECURITIES    TOTAL
                         ------ ---------- --------  --------  ------------- -------------- --------
Balance at December 31,
 1994...................  $ 66   $48,056   $   --    $47,528      $  (821)      $ (1,543)   $ 93,286
 Net income.............   --        --        --      5,707          --             --        5,707
 ESOP transactions......   --         86       --        --           142            --          228
 Issuance of common
  stock under stock
  option plan...........   --        108       --        --           --             --          108
 Cash dividends declared
  ($.26 per share)......   --        --        --     (1,672)         --             --       (1,672)
 Change in net
  unrealized gain (loss)
  on securities
  available for sale,
  net of tax effect.....   --        --        --        --           --           1,633       1,633
                          ----   -------   -------   -------      -------       --------    --------
Balance at December 31,
 1995...................    66    48,250       --     51,563         (679)            90      99,290
 Net income.............   --        --        --      8,523          --             --        8,523
 Common stock acquired
  by ESOP...............   --        231       679       --          (910)           --          --
 ESOP transactions......   --        127       --         34          195            --          356
 Issuance of common
  stock under stock
  option plan...........   --        396       --        --           --             --          396
 Purchase of treasury
  stock.................   --        --     (4,081)      --           --             --       (4,081)
 Tax benefit from stock
  options exercised.....   --        142       --        --           --             --          142
 Cash dividends declared
  ($.41 per share)......   --        --        --     (2,602)         --             --       (2,602)
 Changes in net
  unrealized gain (loss)
  on securities
  available for sale,
  net of
  tax effect............   --        --        --        --           --            (622)       (622)
                          ----   -------   -------   -------      -------       --------    --------
Balance at December 31,
 1996                       66    49,146    (3,402)   57,518       (1,394)          (532)    101,402
 Net income.............   --        --        --     11,856          --             --       11,856
 ESOP transactions......   --        360       --         51          375            --          786
 Issuance of common
  stock under stock
  option plan...........     1       539       --        --           --             --          540
 Tax benefit from stock
  options exercised.....   --        315       --        --           --             --          315
 Cash dividends declared
  ($.51 per share)......   --        --        --     (3,297)         --             --       (3,297)
 Change in net
  unrealized gain (loss)
  on securities
  available for sale,
  net of tax effect.....   --        --        --        --           --           1,451       1,451
                          ----   -------   -------   -------      -------       --------    --------
Balance at December 31,
 1997...................  $ 67   $50,360   $(3,402)  $66,128      $(1,019)      $    919    $113,053
                          ====   =======   =======   =======      =======       ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             (DOLLARS IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1997       1996       1995
                                                 ---------  ---------  --------
Cash flows from operating activities:
 Net income....................................  $  11,856  $   8,523  $  5,707
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for possible loan losses............      1,000        605       325
 Provision for losses on other real estate
  owned........................................        --         220       220
 Depreciation and amortization.................        907        771       644
 Gain on sales of loans........................       (347)       (76)      (16)
 (Gain) loss on sales of securities............       (250)        47       (33)
 Net gain on sales of other real estate owned..        (44)      (285)     (361)
 Net amortization of premiums on investment
  securities...................................        214        696       620
 (Benefit) provision for (prepaid) deferred
  income taxes.................................       (138)        86       751
 ESOP transactions.............................        786        392       228
 Increase in Federal Home Loan Bank stock......     (1,788)    (4,283)     (549)
 Originations of loans held for sale...........    (29,441)    (7,755)  (16,354)
 Proceeds from sales of loans originated for
  resale.......................................     25,833      7,831    14,669
 Increase in accrued interest receivable.......     (1,603)    (1,251)   (1,014)
 Other, net....................................       (388)       715      (242)
                                                 ---------  ---------  --------
  Net cash provided by operating activities....      6,597      6,236     4,595
Cash flows from investing activities:
 Proceeds from sales of investment securities
  available for sale...........................     27,637      1,104     4,423
 Proceeds from maturities of investment
  securities available for sale................     25,820     30,510    21,040
 Proceeds from maturities of investment
  securities held to maturity..................     45,278     10,974    15,503
 Purchases of investment securities available
  for sale.....................................   (109,146)   (85,953)  (45,172)
 Purchases of investment securities held to
  maturity.....................................    (74,848)   (34,162)  (37,587)
 Principal payments received on investment
  securities available for sale................     11,536      8,642     3,136
 Principal payments received on investment
  securities held to maturity..................     30,547     27,464    28,353
 Purchase of loans.............................     (5,659)       --        --
 Loan originations, net of repayments..........    (52,417)  (111,487)  (66,402)
 Proceeds from sale of office properties and
  equipment....................................        --         --        201
 Purchases of office properties and equipment..     (1,226)      (753)   (1,466)
 Capitalized costs associated with other real
  estate owned net of payments received........        --        (108)      (92)
 Proceeds from sales of other real estate
  owned........................................        348        815     1,938
                                                 ---------  ---------  --------
  Net cash used by investing activities........   (102,130)  (152,954)  (76,125)
Cash flows from financing activities:
 Net increase in deposits......................     76,587     68,677    51,562
 Additions to Federal Home Loan Bank advances..     30,187     80,336    26,635
 Increase in mortgagors' escrow payments.......        256        183        87
 Increase in securities sold under agreements
  to repurchase................................      3,077        727       --
 Proceeds from issuance of common stock........        540        396       108
 Purchase of treasury stock....................        --      (4,081)      --
 Proceeds from issuance of long-term debt......        --         859       --
 Purchase of common stock by ESOP..............        --        (910)      --
 Proceeds from sale of treasury stock..........        --         910       --
 ESOP transactions.............................       (357)      (144)     (142)
 Cash dividends paid on common stock...........     (3,297)    (2,602)   (2,203)
                                                 ---------  ---------  --------
  Net cash provided by financing activities....    106,993    144,351    76,047
Net increase (decrease) in cash and cash
 equivalents...................................     11,460     (2,367)    4,517
Cash and cash equivalents at beginning of
 year..........................................     15,795     18,162    13,645
                                                 ---------  ---------  --------
Cash and cash equivalents at end of year.......  $  27,255  $  15,795  $ 18,162
                                                 =========  =========  ========
Supplemental disclosures of cash flow
 information:
 Interest paid on deposits.....................  $  28,122  $  25,742  $ 25,373
 Interest paid on borrowed funds...............     17,908     14,859    10,115
 Income taxes paid, net of refunds.............      7,068      5,525     4,437
Supplemental disclosures of non-cash
 transactions:
 Transfers to (from) foreclosed real estate....        172      1,006      (622)
 Loans granted on sale of foreclosed real
  estate.......................................        162      1,497       827
 Investment securities transferred to available
  for sale.....................................        --         --     24,788
 Securitization of loans to mortgage backed
  investments available for sale...............        --       2,326       --

  The accompanying notes are an integral part of these consolidated financial statements.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of presentation and consolidation

  The accompanying consolidated financial statements include the accounts of Affiliated Community Bancorp, Inc., a Massachusetts corporation (the "Company" or "Affiliated"), and its three wholly owned direct subsidiaries, Lexington Savings Bank ("Lexington"), a Massachusetts chartered savings bank, The Federal Savings Bank, a federally chartered savings bank ("Federal"), and Middlesex Bank & Trust Company ("Middlesex") which are located in Lexington, Massachusetts, Waltham, Massachusetts, and Newton, Massachusetts, respectively. Lexington and Middlesex, as state chartered banks, are insured by the Bank Insurance Fund ("BIF") and Federal, as a federally chartered savings institution, is insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation.

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

  Lexington has four wholly owned subsidiaries, Lexington Financial Planning, Inc. ("LFP"), Lexington Securities Corporation, Mass. Ave. Securities Corporation and Minuteman Investment Corporation. LFP provides financial planning services to individuals within the Bank's market area. The other subsidiaries were established in December 1993 for the purpose of buying, holding and selling investment securities. Federal has five wholly owned subsidiaries, Main Street Building Corporation ("MSBC"), Main Street Investment Corporation ("MSIC"), TFSB Securities Corp I, TFSB Securities Corp II and TFSB Securities Corp III. MSBC holds, operates, manages and disposes of real estate owned acquired through foreclosure. It was dissolved on January 8, 1998. MSIC was established in June 1994 as a service corporation to offer discount brokerage services. TFSB Securities Corp I and TFSB Securities Corp II were established in February 1996 for the purpose of buying, holding and selling investment securities. TFSB Securities Corp III was formed in July 1997 for a similar purpose. Middlesex, which opened for business on June 2, 1997, has one office and no subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

  Material estimates that are particularly susceptible to change relate to the determination of the allowance for possible loan losses.

  On April 23, 1997 Affiliated declared a 25% stock split of its common stock to be effected in the form of a stock dividend. This split was effective on May 30, 1997 in the form of one additional share for each four shares of common stock outstanding held by stockholders of record as of the close of business on May 15, 1997. All share and per share numbers (except as noted otherwise) in this report have been restated to reflect this split.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

 Cash equivalents

  Cash equivalents include federal funds sold with maturities of one day, Federal Home Loan Bank overnight deposits and interest-bearing deposits in banks which mature within 30 days.

 Investment securities

  Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. Investments that are purchased and held principally for the purpose of selling in the near term are classified as "trading securities" and are reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings. Investments not classified as either of the above are classified as "available for sale" and are reflected on the balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax.

  In the fourth quarter of 1995, concurrent with the adoption of its implementation guide on Statement of Financial Accounting Standard ("SFAS") No. 115, the Financial Accounting Standards Board ("FASB") allowed a one time reassessment of the SFAS No. 115 classifications of all securities currently held. Any reclassifications are accounted for at fair value in accordance with SFAS No. 115, and any reclassifications from the held-to-maturity portfolio that result from this one time reassessment do not call into question the intent of the Company to hold other debt securities to maturity in the future. The Company used the opportunity under this one time reassessment to reclassify securities from held-to-maturity to the available-for-sale portfolio with an amortized cost of approximately $24,788,000. In connection with this reclassification, net unrealized gains of $142,000 were recorded in available-for-sale securities and in stockholders' equity (on a net-of-tax basis).

  Federal Home Loan Bank stock is reflected at cost. Premiums and discounts are amortized and accreted over the term of the securities on the interest method over the terms of the investments.

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

  Loans held for sale are carried at the lower of aggregate cost or market value. No adjustments for unrealized losses were required for 1997, 1996 and 1995.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

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

 Loan Servicing

  The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" effective January 1, 1996. SFAS No. 122 requires entities that engage in mortgage banking activities to recognize as separate assets rights to service mortgage loans for others acquired through either the purchase or origination of mortgage loans and sale or securitization of those loans with servicing retained. The amount capitalized is based on the allocation of the total cost of the mortgage loans to the mortgage servicing rights and the loans without the mortgage servicing rights based on their relative fair values. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights.

  In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is generally effective for transfers and servicing of financial assets and extinguishments of liabilities, as defined, after December 31, 1996. SFAS No. 125, as amended, requires an entity to recognize upon a transfer the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. SFAS No. 125 supercedes SFAS No.
122. Each time the Company undertakes an obligation to service financial assets it shall recognize either a servicing asset or a servicing liability for that contract, unless it securitizes the assets, retains the resulting securities and classifies them as debt securities held-to-maturity.

  The cost of mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans; interest rates, type of interest and loan maturity dates. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

  Mortgage servicing rights of $107,000 and $31,000 were capitalized and amortization of the mortgage servicing rights was $10,000 and $3,000 in 1997 and 1996, respectively. No adjustment was required in 1997 and 1996 to write down the capitalized asset to fair value.

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

  Valuations are periodically performed by management. Subsequent writedowns of the carrying value of the foreclosed assets are charged to expense if the carrying value of a property exceeds its fair value less estimated costs to sell.

 Office premises and equipment

  Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are carried at cost, less accumulated amortization computed on the straight-line method over the shorter of the lease or the estimated lives of the assets. Generally, the Bank charges the cost of maintenance and repairs to earnings when incurred; major expenditures for improvements are capitalized and depreciated.

 Intangible assets

  Goodwill attributable to the acquisition of Suburban National Corporation in 1993, which amounted to $570,000 at December 31, 1997, is being amortized over ten years by the straight-line method.

  Organizational costs attributable to establishment of Middlesex Bank & Trust Company in 1997 are being amortized over five years by the straight line method. At December 31, 1997 the remaining balance of organizational costs to be amortized amounted to $490,000.The Company reviews its intangible assets, including goodwill, for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable.

  Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires that long-lived assets and certain identifiable intangibles to be held, be reviewed for impairment whenever management becomes aware of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. An impairment loss based on the fair value of the asset is recognized if the expected cash flows from the use and eventual disposition of the asset are less than the carrying amount of the asset. No impairment losses were required in 1997 or 1996. Adoption of this standard did not have a material impact on the Company or its results of operations.

 Income taxes

  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws orrates are enacted, deferred tax assets and liabilities will be adjusted accordingly through the provision for income taxes.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

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

 Earnings and dividends declared per share

  The Company adopted SFAS No. 128 "Earnings Per Share (EPS)" effective for annual periods ending after December 15, 1997. In accordance with SFAS No. 128 earnings per share are calculated in two ways:

  --Basic earnings per share is computed by dividing reported net income by the weighted average number of common stock shares outstanding during the year.
  --Diluted earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding during the year, plus the common stock equivalents of stock options calculated using the average share price during the reporting period.

  Prior year earnings per share amounts have been restated accordingly. The effect of this accounting change on previously reported EPS data was as follows:

                                                                    1996  1995
                                                                    ----- -----
      Per Share Amounts:
        Primary EPS as reported.................................... $1.32 $0.86
        Effect of SFAS No. 128.....................................  0.03  0.02
                                                                    ----- -----
        Basic EPS as restated...................................... $1.35 $0.88
                                                                    ===== =====
        Fully diluted EPS as reported.............................. $1.31 $0.86
        Effect of SFAS No. 128.....................................  0.01   --
                                                                    ----- -----
        Diluted EPS as restated.................................... $1.32 $0.86
                                                                    ===== =====

  Dividends declared per share for the year ended December 31, 1995 represent the combined historical dividends declared by Lexington and Main Street determined by dividing the sum of the total dividends declared by Lexington and Main Street by the sum of the outstanding shares of common stock of Lexington and Main Street to which the dividends declared apply.

 Recent Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is to become effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in equity.Reclassification of financial statements of earlier periods presented for comparative purposes is required.

 Reclassifications

  Certain reclassificiations have been made to the 1995 and 1996 consolidated financial statements to conform with the 1997 presentation. Such reclassifications have no effect on previously reported consolidated net income.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

2. AFFILIATION

  Effective October 18, 1995, Affiliated acquired by merger all of the outstanding stock of two savings banks, Federal and Lexington, in a merger-of-equals transaction consummating the affiliation of Lexington and Federal (the "Affiliation").

  Main Street, Federal's former holding company, was a business corporation formed at the direction of Federal under the laws of the Commonwealth of Massachusetts on September 1, 1993. On December 28, 1993 (i) Federal converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, (ii) Federal issued all of its outstanding capital stock to Main Street, and (iii) Main Street consummated its initial public offering of common stock, par value $.01 per share by selling 2,907,200 shares at a price of $10.00 per share, to Federal's Employee Stock Ownership Plan ("Federal ESOP") and to certain of Federal's eligible account holders who had subscribed for such shares (collectively, the "Conversion"). (Share and per share data does not reflect the May 30, 1997 stock split.)

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

  The transaction was accounted for as a pooling of interests under which the shareholders of Main Street, holding 2,907,200 shares received 2,907,200 shares of Affiliated common stock, and the shareholders of Lexington, holding 2,383,500 shares, received 2,383,500 shares of Affiliated common stock. (Shares do not reflect May 30, 1997 stock split.)

  The following table summarizes the separate results of operations and financial condition of Lexington and Main Street as of and for the nine months ended September 30, 1995 (unaudited).

                                                       LEXINGTON    MAIN STREET
                                                       -----------  ------------
                                                        (DOLLARS IN THOUSANDS
                                                       EXCEPT PER SHARE DATA)
   Net interest income................................ $     9,483   $    11,076
   Net income......................................... $     2,482   $     3,090
   Earnings per share:
     Basic (1)........................................ $      1.04   $      1.09
     Diluted (1)...................................... $      1.01   $      1.08
   Total assets....................................... $   404,717   $   432,393
   Deposits........................................... $   256,511   $   317,826
   Stockholders' equity............................... $    38,936   $    59,790

--------
(1) Not adjusted for May 30, 1997 stock split.

  As a result of the pooling, the financial statements of Lexington, Federal and Main Street have been combined as if Affiliated had been in existence for the periods reported on.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

3. INVESTMENT SECURITIES

  The amortized cost and fair value of investment securities at December 31, 1997 and 1996, with gross unrealized gains and losses, are as follows:

                                     DECEMBER 31, 1997                        DECEMBER 31, 1996
                          ---------------------------------------- ----------------------------------------
                                      GROSS      GROSS                         GROSS      GROSS
                          AMORTIZED UNREALIZED UNREALIZED   FAIR   AMORTIZED UNREALIZED UNREALIZED   FAIR
                            COST      GAINS      LOSSES    VALUE     COST      GAINS      LOSSES    VALUE
                          --------- ---------- ---------- -------- --------- ---------- ---------- --------
                                       (IN THOUSANDS)                           (IN THOUSANDS)
SECURITIES AVAILABLE FOR
 SALE:
 Government securities..  $106,986    $  334     $(140)   $107,180 $ 86,645    $   86    $  (849)  $ 85,882
 Corporate bonds........     1,012         3       --        1,015    2,034         5         (1)     2,038
 Asset-backed
  securities............    14,861       190       (52)     14,999    4,473        12       (161)     4,324
 Mortgage-backed
  securities:
 Balloons...............       --        --        --          --       --        --         --         --
 Fixed..................    12,294       202        (6)     12,490   12,018        47       (118)    11,947
 Variable...............    21,149       448       (98)     21,499   25,313       389       (139)    25,563
                          --------    ------     -----    -------- --------    ------    -------   --------
  Total mortgage-backed
   securities...........    33,443       650      (104)     33,989   37,331       436       (257)    37,510
                          --------    ------     -----    -------- --------    ------    -------   --------
 Mortgage-backed
  derivatives...........    10,947        87       --       11,034    7,585        11        --       7,596
 Marketable equity
  securities............    35,884       929      (184)     36,629   22,327       368       (201)    22,494
                          --------    ------     -----    -------- --------    ------    -------   --------
  Total securities
   available for sale...  $203,133    $2,193     $(480)   $204,846 $160,395    $  918    $(1,469)  $159,844
                          ========    ======     =====    ======== ========    ======    =======   ========
SECURITIES HELD TO
 MATURITY:
 Government securities..  $ 52,687    $  214     $ (42)   $ 52,859 $ 39,304    $  232    $   (67)  $ 39,469
 Corporate bonds........     1,254        12       --        1,266    3,003        12        --       3,015
 Asset-backed
  securities............    21,592       156       (64)     21,684   19,466       100       (195)    19,371
 Mortgage-backed
  securities:
 Balloons...............    28,480       110       (99)     28,491   43,583        49       (526)    43,106
 Fixed..................    45,107       957        (5)     46,059   39,702       402       (157)    39,947
 Variable...............    12,551        66       (57)     12,560   14,958        59       (149)    14,868
                          --------    ------     -----    -------- --------    ------    -------   --------
  Total mortgage-backed
   securities...........    86,138     1,133      (161)     87,110   98,243       510       (832)    97,921
                          --------    ------     -----    -------- --------    ------    -------   --------
 Mortgage-backed
  derivatives...........    10,952       155       (26)     11,081   13,494       174        (72)    13,596
                          --------    ------     -----    -------- --------    ------    -------   --------
  Total securities held
   to maturity..........  $172,623    $1,670     $(293)   $174,000 $173,510    $1,028    $(1,166)  $173,372
                          ========    ======     =====    ======== ========    ======    =======   ========
 Federal Home Loan Bank
  stock, at cost........    16,426       --        --       16,426   14,638       --         --      14,638
                          --------    ------     -----    -------- --------    ------    -------   --------
  Total investment
   securities...........  $392,182    $3,863     $(773)   $395,272 $348,543    $1,946    $(2,635)  $347,854
                          ========    ======     =====    ======== ========    ======    =======   ========

  At December 31, 1997 and 1996, the Company has pledged certain investment securities with an amortized cost of $53,116,000 and $70,434,000, respectively, and a fair value of $53,406,000 and $69,885,000, respectively, as collateral against its Federal Home Loan Bank advances, securities sold under agreements to repurchase and the treasury, tax and loan account.

  The proceeds from sales of investment securities available for sale and related gains and losses for the years ended December 31, 1997, 1996 and 1995, are as follows:

                                                           DECEMBER 31,
                                                       -----------------------
                                                        1997     1996    1995
                                                       -------  ------  ------
                                                          (IN THOUSANDS)
   Proceeds from sales of investment securities......  $27,637  $1,104  $4,423
                                                       =======  ======  ======
   Realized gains on sales of investment securities..  $   364  $  --   $   70
                                                       =======  ======  ======
   Realized losses on sales of investment
    securities.......................................  $  (114) $  (47) $  (37)
                                                       =======  ======  ======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The amortized cost and fair value of debt securities by contractual maturity at December 31, 1997 and 1996 is as follows:

                                                                DECEMBER 31, 1997
                   ------------------------------------------------------------------------------------------------------------
                       GOVERNMENT        CORPORATE       ASSET-BACKED     MORTGAGE-BACKED   MORTGAGE-BACKED
                       SECURITIES        SECURITIES       SECURITIES        SECURITIES        DERIVATIVES          TOTAL
                   ------------------ ---------------- ----------------- ----------------- ----------------- ------------------
                   AMORTIZED   FAIR   AMORTIZED  FAIR  AMORTIZED  FAIR   AMORTIZED  FAIR   AMORTIZED  FAIR   AMORTIZED   FAIR
                      COST    VALUE     COST    VALUE    COST     VALUE    COST     VALUE    COST     VALUE    COST     VALUE
                   --------- -------- --------- ------ --------- ------- --------- ------- --------- ------- --------- --------
                                                                  (IN THOUSANDS)
Available for
 sale:
 Within 1 year...  $  1,003  $  1,003  $1,012   $1,015  $   --   $   --   $   --   $   --   $   --   $   --  $  2,015  $  2,018
 1 to 5 years....     6,830     6,846     --       --       --       --       --       --       --       --     6,830     6,846
 5 to 10 years...    87,442    87,592     --       --       --       --       --       --        19       19   87,461    87,611
 Over 10 years...    11,711    11,739     --       --    14,861   14,999   33,443   33,989   10,928   11,015   70,943    71,742
                   --------  --------  ------   ------  -------  -------  -------  -------  -------  ------- --------  --------
                   $106,986  $107,180  $1,012   $1,015  $14,861  $14,999  $33,443  $33,989  $10,947  $11,034 $167,249  $168,217
                   ========  ========  ======   ======  =======  =======  =======  =======  =======  ======= ========  ========
                                                                DECEMBER 31, 1996
                   ------------------------------------------------------------------------------------------------------------
                       GOVERNMENT        CORPORATE       ASSET-BACKED     MORTGAGE-BACKED   MORTGAGE-BACKED
                       SECURITIES        SECURITIES       SECURITIES        SECURITIES        DERIVATIVES          TOTAL
                   ------------------ ---------------- ----------------- ----------------- ----------------- ------------------
                   AMORTIZED   FAIR   AMORTIZED  FAIR  AMORTIZED  FAIR   AMORTIZED  FAIR   AMORTIZED  FAIR   AMORTIZED   FAIR
                     COST     VALUE     COST    VALUE    COST     VALUE    COST     VALUE    COST     VALUE    COST     VALUE
                   --------- -------- --------- ------ --------- ------- --------- ------- --------- ------- --------- --------
                                                                  (IN THOUSANDS)
Available for
 sale:
 Within 1 year...  $  1,506  $  1,504  $1,005   $1,004  $   --   $   --   $   --   $   --   $   --   $   --  $  2,511  $  2,508
 1 to 5 years....    14,333    14,243   1,029    1,034      --       --       --       --       --       --    15,362    15,277
 5 to 10 years...    60,298    59,887     --       --       --       --       --       --       --       --    60,298    59,887
 Over 10 years...    10,508    10,248     --       --     4,473    4,324   37,331   37,510    7,585    7,596   59,897    59,678
                   --------  --------  ------   ------  -------  -------  -------  -------  -------  ------- --------  --------
                   $ 86,645  $ 85,882  $2,034   $2,038  $ 4,473  $ 4,324  $37,331  $37,510  $ 7,585  $ 7,596 $138,068  $137,350
                   ========  ========  ======   ======  =======  =======  =======  =======  =======  ======= ========  ========
                                                                DECEMBER 31, 1997
                   ------------------------------------------------------------------------------------------------------------
                       GOVERNMENT        CORPORATE       ASSET-BACKED     MORTGAGE-BACKED   MORTGAGE-BACKED
                       SECURITIES        SECURITIES       SECURITIES        SECURITIES        DERIVATIVES          TOTAL
                   ------------------ ---------------- ----------------- ----------------- ----------------- ------------------
                   AMORTIZED   FAIR   AMORTIZED  FAIR  AMORTIZED  FAIR   AMORTIZED  FAIR   AMORTIZED  FAIR   AMORTIZED   FAIR
                     COST     VALUE     COST    VALUE    COST     VALUE    COST     VALUE    COST     VALUE    COST     VALUE
                   --------- -------- --------- ------ --------- ------- --------- ------- --------- ------- --------- --------
                                                                  (IN THOUSANDS)
Held to maturity:
 Within 1 year...  $    --   $    --   $  --    $  --   $   --   $   --   $ 1,148  $ 1,144  $   --   $   --  $  1,148  $  1,144
 1 to 5 years....    10,985    11,015     250      251      109      108   26,302   26,278    1,554    1,552   39,200    39,204
 5 to 10 years...    40,902    41,046     --       --       621      617    9,170    9,480      885      883   51,578    52,026
 Over 10 years...       800       798   1,004    1,015   20,862   20,959   49,518   50,208    8,513    8,646   80,697    81,626
                   --------  --------  ------   ------  -------  -------  -------  -------  -------  ------- --------  --------
                   $ 52,687  $ 52,859  $1,254   $1,266  $21,592  $21,684  $86,138  $87,110  $10,952  $11,081 $172,623  $174,000
                   ========  ========  ======   ======  =======  =======  =======  =======  =======  ======= ========  ========
                                                                DECEMBER 31, 1996
                   ------------------------------------------------------------------------------------------------------------
                       GOVERNMENT        CORPORATE       ASSET-BACKED     MORTGAGE-BACKED   MORTGAGE-BACKED
                       SECURITIES        SECURITIES       SECURITIES        SECURITIES        DERIVATIVES          TOTAL
                   ------------------ ---------------- ----------------- ----------------- ----------------- ------------------
                   AMORTIZED   FAIR   AMORTIZED  FAIR  AMORTIZED  FAIR   AMORTIZED  FAIR   AMORTIZED  FAIR   AMORTIZED   FAIR
                     COST     VALUE     COST    VALUE    COST     VALUE    COST     VALUE    COST     VALUE    COST     VALUE
                   --------- -------- --------- ------ --------- ------- --------- ------- --------- ------- --------- --------
                                                                  (IN THOUSANDS)
Held to maturity:
 Within 1 year...  $  3,897  $  3,895  $3,003   $3,015  $    45  $    45  $ 8,823  $ 8,828  $   --   $   --  $ 15,768  $ 15,783
 1 to 5 years....     9,721     9,817     --       --       586      586   33,732   33,239    2,127    2,114   46,166    45,756
 5 to 10 years...    25,686    25,757     --       --     1,533    1,517   11,525   11,765    1,229    1,216   39,973    40,255
 Over 10 years...       --        --      --       --    17,302   17,223   44,163   44,089   10,138   10,266   71,603    71,578
                   --------  --------  ------   ------  -------  -------  -------  -------  -------  ------- --------  --------
                   $ 39,304  $ 39,469  $3,003   $3,015  $19,466  $19,371  $98,243  $97,921  $13,494  $13,596 $173,510  $173,372
                   ========  ========  ======   ======  =======  =======  =======  =======  =======  ======= ========  ========

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  Mortgage-backed securities and mortgage-backed derivatives are shown at their final contractual maturity dates, but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

  At December 31, 1997, the mortgage-backed portfolio consisted of 1 year adjustable rate securities ($34.1 million), 5 and 7 year balloons ($28.5 million), 15 year fixed rate securities ($51.1 million) and 30 year fixed rate securities ($6.5 million). The adjustable rate securities were predominantly 30 year loans with annual rate adjustments. The $28.5 million in balloon securities, which had 4 to 5 year average lives when purchased and contractual maturity dates of 5 to 7 years, had a weighted average life of 1.8 years at December 31, 1997. The weighted average lives for the 15 and 30 year securities were 3.6 and 3.3 years, respectively.

  The mortgage-backed derivatives portfolio totalled $22.0 million, or 5.6% of total investment securities, and consisted of planned amortization classes (PAC's), targeted amortization classes (TAC's), sequential payment classes (SEQ's), scheduled amortization classes (SCH's) and accretion directed classes (AD's). The $22.0 million balance at year end had an average life of 1.3 years with 49% in monthly adjusting securities and the remaining 51% in fixed rate securities.

4. LOANS

  The following is a comparative summary of loan balances:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
   Mortgage loans on real estate:
     1-4 family............................................. $469,453  $428,308
     Multifamily............................................   29,047    31,092
     Commercial.............................................  108,183    94,419
     Construction and land development, net.................   43,037    46,344
     Premium on loans acquired..............................      131       135
                                                             --------  --------
                                                              649,851   600,298
                                                             --------  --------
   Other loans:
     Consumer...............................................    3,074     3,545
     Equity lines of credit.................................   18,636    16,204
     Commercial.............................................   41,414    35,338
                                                             --------  --------
                                                               63,124    55,087
                                                             --------  --------
     Less: Deferred loan fees and unearned income...........   (1,273)   (1,829)
                                                             --------  --------
     Total loans............................................  711,702   653,556
     Less: Allowance for possible loan losses...............   (8,641)   (7,759)
                                                             --------  --------
     Loans, net............................................. $703,061  $645,797
                                                             ========  ========

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The following table summarizes information regarding nonaccrual and restructured loans:

                                                          AT DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Nonaccrual loans................................. $  4,336 $  4,886 $  5,402
                                                     ======== ======== ========
   Restructured loans............................... $    162 $    --  $    199
                                                     ======== ======== ========
                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Income in accordance with original terms......... $    441 $    543 $    552
   Income recognized................................      382      300      314
                                                     -------- -------- --------
   Foregone interest income during year............. $     59 $    243 $    238
                                                     ======== ======== ========

  For the year ended December 31, 1997 the average recorded investment in impaired loans was $3,602,000 and the income recognized related to impaired loans was $356,000. At December 31, 1997, the Company classified $3,897,000 of its loans as impaired. The $3,897,000 has been measured under the fair value of collateral method. A portion of these impaired loans, $2,989,000, has a related valuation reserve of $578,000. In addition, $908,000 of impaired loans did not, in the opinion of management, require a related valuation reserve.

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

  Pursuant to OTS regulations, Federal is limited in the amount of loans to one borrower to 15% of unimpaired capital and surplus. At December 31, 1997 and 1996, Federal had approximately $4,632,000 and $4,248,000, respectively, of outstanding loans to a single borrower secured by commercial and construction properties.

  Lexington and Middlesex, as state chartered banks, are subject to a 20% of capital limitation with regard to outstanding loans to any one borrower.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The following table summarizes information regarding loans sold and serviced for others by the Company:

                                                            DECEMBER 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      ------- -------- --------
                                                           (IN THOUSANDS)
   Loans serviced for others......................... $98,449 $101,060 $111,980
                                                      ======= ======== ========

  The Company sold certain convertible mortgage loans to investors pursuant to agreements which provide the investor with the right to require the Company to repurchase the loan should the buyer's conversion option be exercised. The balance of these convertible loans at December 31, 1997 and 1996 amounted to $152,000 and $467,000, respectively.

  In the ordinary course of business, the Company makes loans to its executive officers, directors and their affiliated companies at substantially the same terms as loans made to nonrelated borrowers. An analysis of related party loans, individually over $60,000, for the years ended December 31, 1997 and 1996 is as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997     1996
                                                                -------  ------
                                                                (IN THOUSANDS)
   Balance at beginning of year................................ $ 2,513  $8,634
     New loans.................................................   1,034     562
     Payments..................................................  (1,364) (1,074)
     Other.....................................................     --   (5,609)
                                                                -------  ------
   Balance at end of year...................................... $ 2,183  $2,513
                                                                =======  ======

  The other reduction for 1996 represents loans to an individual who is no longer a related party due to his resignation from the Board of Directors of a subsidiary bank. The Company leases office space from a realty trust of which the former director holds an ownership interest. Rent and other expenses under the lease amounted to $173,000 for 1997 and $166,000 for each of 1996 and 1995.

  An analysis of the allowance for possible loan losses follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1997      1996     1995
                                                     -------- --------  --------
                                                          (IN THOUSANDS)
   Balance at beginning of year..................... $ 7,759  $  7,127  $ 6,996
   Provision for possible loan losses...............   1,000       605      325
   Recoveries.......................................      90       447      150
                                                     -------  --------  -------
                                                       8,849     8,179    7,471
   Loans charged-off................................    (208)     (420)    (344)
                                                     -------  --------  -------
   Balance at end of year........................... $ 8,641  $  7,759  $ 7,127
                                                     =======  ========  =======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

5. OTHER REAL ESTATE OWNED

  The components of other real estate owned are as follows:

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
                                                                 (IN THOUSANDS)
   Residential 1-4 family....................................... $   --  $   123
   Land.........................................................       1      10
                                                                 ------- -------
       Total.................................................... $     1 $   133
                                                                 ======= =======

  The following is a summary of other real estate owned income (expenses), net:

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                      1997     1996      1995
                                                     ----------------  --------
                                                          (IN THOUSANDS)
   Net gain on sales................................ $    44 $    285  $    361
   Provision for loss...............................     --      (220)     (220)
   Net holding (costs) income.......................     139     (194)      (34)
                                                     ------- --------  --------
                                                     $   183 $   (129) $    107
                                                     ======= ========  ========

6. OFFICE PROPERTIES AND EQUIPMENT, NET

  Office properties and equipment at cost less accumulated depreciation and amortization consisted of the following:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
   Land....................................................... $ 1,621  $ 1,621
   Office buildings and improvements..........................   6,934    6,682
   Leasehold improvements.....................................     621      430
   Furniture, fixtures and equipment..........................   3,989    3,468
                                                               -------  -------
                                                                13,165   12,201
   Accumulated depreciation and amortization..................  (4,418)  (3,773)
                                                               -------  -------
                                                               $ 8,747  $ 8,428
                                                               =======  =======

  Depreciation expense for the three years ended December 31, 1997, 1996 and 1995 amounted to $907,000, $771,000 and $644,000, respectively, and is included in occupancy and equipment expenses.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

7. DEPOSITS

  Deposits are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
   Demand.................................................... $ 48,120 $ 41,557
   NOW.......................................................   60,781   51,347
   Regular savings...........................................  120,921  122,739
   Money market..............................................   72,571   66,492
                                                              -------- --------
     Total non-certificate accounts..........................  302,393  282,135
                                                              -------- --------
   Certificates of less than $100,000........................  315,075  297,990
   Certificates of $100,000 and over.........................  111,628   72,384
                                                              -------- --------
     Total certificate accounts..............................  426,703  370,374
                                                              -------- --------
     Total deposits.......................................... $729,096 $652,509
                                                              ======== ========

  Contractual maturities of certificate accounts at December 31, 1997 and 1996 were as follows:

                                                  1997               1996
                                           ------------------ ------------------
                                                    WEIGHTED           WEIGHTED
                                            AMOUNT  AVG. RATE  AMOUNT  AVG. RATE
                                           -------- --------- -------- ---------
                                                  (DOLLARS IN THOUSANDS)
   Within one year........................ $297,633   5.56%   $267,177   5.51%
   One to two years.......................   69,132   5.87%     47,416   5.93%
   Two to three years.....................   24,503   6.29%     22,513   6.11%
   Three to four years....................    9,774   6.52%     11,241   6.52%
   Four to five years.....................   16,426   6.48%      9,163   6.59%
   Over five years........................    9,235   6.67%     12,864   6.68%
                                           --------           --------
                                           $426,703   5.73%   $370,374   5.70%
                                           ========   ====    ========   ====

  Certificates of deposit obtained through brokers amounted to approximately $57,087,000 at December 31, 1997 and $30,086,000 at December 31, 1996. The
terms of the $57,087,000 of certificates of deposit at December 31, 1997 provide for rates ranging between 5.20% and 7.00%, a weighted average rate of 5.82%, and maturities extending through February, 2003.

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

  Interest expense on deposits consisted of the following:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Regular savings.................................. $  3,121 $  3,121 $  3,206
   NOW and money market accounts....................    3,211    2,998    3,025
   Certificate accounts.............................   22,201   19,656   16,647
                                                     -------- -------- --------
                                                     $ 28,533 $ 25,775 $ 22,878
                                                     ======== ======== ========

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

8. FEDERAL HOME LOAN BANK ADVANCES

  A summary of Federal Home Loan Bank of Boston ("FHLBB") advances by maturity is as follows:

                                                       DECEMBER 31,
                                           -------------------------------------
                                                  1997               1996
                                           ------------------ ------------------
                                                    WEIGHTED           WEIGHTED
                                            AMOUNT  AVG. RATE  AMOUNT  AVG. RATE
                                           -------- --------- -------- ---------
                                                  (DOLLARS IN THOUSANDS)
   Within 1 year.......................... $231,041   5.82%   $177,300   5.64%
   Over 1 year to 2 years.................   40,430   6.09      70,041   6.04
   Over 2 years to 3 years................   15,552   6.10      14,000   6.04
   Over 3 years...........................   10,000   5.96       4,500   6.69
                                           --------           --------
                                           $297,023   5.88%   $265,841   5.78%
                                           ========   ====    ========   ====

  The advances require interest to be paid monthly, with principal due upon maturity. In addition to the above borrowings, the Company had $335,000 and $1,330,000 outstanding under its overnight lines of credit with the FHLBB at December 31, 1997 and 1996, respectively.

  The Company has available overnight lines of credit totaling $25.0 million with the FHLBB at an interest rate that adjusts daily. The Company's total borrowing capacity from the FHLBB was approximately $653 million at December 31, 1997. Total borrowings from the FHLBB are limited to 20 times the value of the FHLBB Capital Stock owned by the Company. All borrowings from the FHLBB are secured by a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on 1-4 family, owner-occupied residential property. The Company may be subject to a substantial penalty upon prepayment of FHLBB advances.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                        1997         1996
                                                     -----------  -----------
                                                     (DOLLARS IN THOUSANDS)
   Average balance during the year.................. $     3,214  $       203
   Average interest rate during the year............        4.82%        4.76%
   Maximum month-end balance during the year........ $     4,758  $     1,119
   Agency securities underlying the agreements at
    year end:
     Carrying value................................. $     3,804  $     1,109
     Estimated fair value........................... $     3,804  $     1,109

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

10. INCOME TAXES

  Allocation of federal and state income taxes between current and deferred portions, calculated using the liability method in 1997, 1996 and 1995 is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------  -------- --------
                                                          (IN THOUSANDS)
   Current tax provision:
     Federal....................................... $  5,979  $  4,097 $  3,464
     State.........................................    1,174       638      984
                                                    --------  -------- --------
                                                       7,153     4,735    4,448
                                                    --------  -------- --------
   Deferred (prepaid) provision:
     Federal.......................................     (114)       35      555
     State.........................................      (24)       51      216
     Change in valuation reserve...................      --        --       (20)
                                                    --------  -------- --------
                                                        (138)       86      751
                                                    --------  -------- --------
                                                    $  7,015  $  4,821 $  5,199
                                                    ========  ======== ========

  The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
   Statutory rates................................     35.0%     34.0%     34.0%
   Increase (decrease) resulting from:
     State taxes, net of federal tax benefit......      4.0       3.4       7.3
     Merger expenses..............................      --        --        6.2
     Change in valuation reserve..................      --        --        (.2)
     Dividends received deduction.................     (2.0)     (1.7)      --
     Other, net...................................       .2        .4        .4
                                                   --------  --------  --------
       Effective tax rates........................     37.2%     36.1%     47.7%
                                                   ========  ========  ========

  At December 31, 1997 and 1996, the tax effects of items that give rise to deferred taxes are as follows:

                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
   Allowance for possible loan losses......................... $ 2,858  $ 2,737
   Accrued expenses...........................................     310      231
   Deferred loan fees.........................................    (167)      24
   Employee benefit plans.....................................     681      565
   Depreciable property.......................................    (609)    (505)
   Investments................................................    (538)     334
   Valuation reserve..........................................     --       (46)
   Other......................................................     136       65
                                                               -------  -------
       Net deferred tax asset................................. $ 2,671  $ 3,405
                                                               =======  =======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The Company's gross deferred tax asset was $3,985,000 and $3,956,000, at December 31, 1997 and 1996, respectively. Gross deferred tax liabilities were $1,314,000 and $551,000 at December 31, 1997 and 1996, respectively.

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

  At December 31, 1997, the Company's surplus includes approximately $16,902,000 of bad debt reserves, representing the base year amount, for which income taxes have not been provided. Since the Company does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $7,159,000 have not been recorded with respect to such reserve.

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

  Financial instruments with off-balance sheet risk consisted of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1997    1996
                                                              ------- -------
                                                              (IN THOUSANDS)
   Financial instruments whose contract amounts represent
    credit risk:
     Commitments to originate loans and advance funds........ $60,398 $37,723
     Unused lines of credit..................................  53,326  41,953
     Letters of credit.......................................   2,001   2,350

  Fixed and variable rate loan origination commitments approximated $15,028,000 and $21,891,000, respectively, at December 31, 1997 and
$11,240,000 and $4,653,000, respectively, at December 31, 1996.

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

  Commitments to sell mortgage loans are contracts that the Company enters into for the purpose of reducing the market risk associated with originating loans for sale. In order to fulfill a commitment, the Company typically first exchanges current production of loans for cash through the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, which loans are then delivered to national securities firms at a future date at prices or yields specified by the contracts. Risks may arise from the inability of the Company to originate loans to fulfill the contracts. In this case, the Company would usually purchase securities in the open market to deliver against the contract or settle the contract for cash.

  At December 31, 1997, the remaining commitments to deliver loans pursuant to master commitments with secondary mortgage market investors amounted to approximately $38,860,000. Failure to fulfill delivery requirements of commitments may result in payment of certain fees to investors. Individual commitments to sell loans require the Company to make delivery at a specific future date of a specified amount, at a specified price or yield. Loans are generally sold without recourse and, accordingly, risks arise principally from movements in interest rates.

12. COMMITMENTS AND CONTINGENCIES

 Severance and special termination agreements

  The Company has entered into Severance Agreements with its President, the President of Middlesex and the President of Federal, that provide for a specified level of compensation for periods of eighteen, eighteen and twelve months, respectively in the event of their severance. However, employment may be terminated under such agreements for cause, as defined, without incurring any continuing obligations. The Company also has entered into Special Termination Agreements with certain senior executives. The Agreements generally provide for certain lump sum severance payments following termination within a three-year period following a "change in control" as defined in the Agreements.

 Operating lease commitments

  Pursuant to the terms of noncancelable lease agreements in effect at December 31, 1997 pertaining to office properties and equipment, future minimum lease payments are as follows:

                                                                FUTURE MINIMUM
      YEARS ENDING DECEMBER 31,                                 LEASE PAYMENTS
      -------------------------                                 --------------
                                                                (IN THOUSANDS)
      1998.....................................................      $549
      1999.....................................................       416
      2000.....................................................       300
      2001.....................................................       272
      2002.....................................................       258
      Thereafter...............................................        46

  Three of the lease agreements contain options to extend for a period up to fifteen years. The cost of such extensions is not included above. Total rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $510,000, $476,000 and $540,000, respectively, and is included in occupancy and equipment expenses.

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

  On December 15, 1997, Affiliated Community Bancorp, Inc. announced that it had signed an Affiliation Agreement and Plan of Reorganization under which it would be acquired by UST Corp. The transaction, which will be accounted for as a pooling of interests, is expected to close during the second quarter of 1998, and is structured to qualify as a pooling of interests for accounting purposes and as a tax-free exchange of 1.41 shares of UST common stock for each share of Affiliated common stock. UST Corp. is a $3.7 billion Boston based bank holding company which serves as the parent company to USTrust and United States Trust Company. Through its subsidiaries, UST Corp. operates a total of 66 banking offices throughout eastern Massachusetts and provides a broad range of financial services, principally to individuals and small-and medium-sized companies in New England. The transaction is subject to the necessary shareholder and regulatory approvals.

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

  Quantitative measures established by regulation to ensure capital adequacy require the Company and its primary bank subsidiaries to maintain minimum amounts and ratios set forth in the table below of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1997, that the Company and its primary subsidiary banks meet all capital adequacy requirements to which they are subject.

  As of December 31, 1997, the most recent notification from the Company's primary regulators categorized the Company as well capitalized and the Company's three Banking subsidiaries as well capitalized under their regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and its primary banking subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as set forth in the table. There are no conditions or events since these notifications that management believes have changed the category classifications.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The Company and its primary bank subsidiaries' actual capital amounts and ratios are also presented in the table.

                                               MINIMUM FOR       MINIMUM FOR
                                            CAPITAL ADEQUACY   WELL CAPITALIZED
                               ACTUAL           PURPOSES            STATUS
                           ---------------  -----------------  ----------------
                            AMOUNT   RATIO   AMOUNT    RATIO    AMOUNT   RATIO
                           --------- -----  --------- -------  -------- -------
                                         (DOLLARS IN THOUSANDS)
As of December 31, 1997:
 Total Capital (to Risk
  Weighted Assets):
  Affiliated
   consolidated........... $ 119,049 18.65% $  51,067   8.00%       N/A
  Federal.................    58,151 19.22%    24,206   8.00%    30,257   10.00%
  Lexington...............    49,047 15.05%    26,069   8.00%    32,586   10.00%
  Middlesex (1)...........     7,216 70.16%       823   8.00%     1,029   10.00%
 Tier 1 Capital (to Risk
  Weighted Assets):
  Affiliated
   consolidated........... $ 111,062 17.40% $  25,534   4.00%       N/A
  Federal.................    54,419 17.99%    12,103   4.00%    18,154    6.00%
  Lexington...............    45,759 14.04%    13,034   4.00%    19,552    6.00%
  Middlesex (1)...........     7,179 69.80%       411   4.00%       617    6.00%
 Tier 1 Capital (to
  Average Assets):
  Affiliated
   consolidated........... $ 111,062  9.79% $  34,045   3.00%       N/A
  Federal.................    54,419  9.23%    17,679   3.00%    29,464    5.00%
  Lexington...............    45,759  8.58%    15,992   3.00%    26,653    5.00%
  Middlesex (1)...........     7,179 42.05%       512   3.00%       854    5.00%
 Tangible Capital (to
  Adjusted Assets)
  Federal................. $  54,419  9.00% $   9,070   1.50%       N/A
--------
(1) The high capital ratios of Middlesex reflect its status as a start-up bank.

As of December 31, 1996:
 Total Capital (to Risk
  Weighted Assets):
  Affiliated
   consolidated........... $ 108,373 19.08% $  45,428   8.00%       N/A
  Federal.................    52,910 19.26%    21,977   8.00%    27,471   10.00%
  Lexington...............    43,748 15.01%    23,310   8.00%    29,138   10.00%
 Tier 1 Capital (to Risk
  Weighted Assets):
  Affiliated
   consolidated........... $ 101,267 17.83% $  22,741   4.00%       N/A
  Federal.................    49,475 18.01%    10,988   4.00%    16,482    6.00%
  Lexington...............    41,099 14.10%    11,655   4.00%    17,483    6.00%
 Tier 1 Capital (to
  Average Assets):
  Affiliated
   consolidated........... $ 101,267  9.98% $  30,433   3.00%       N/A
  Federal.................    49,475  9.47%    15,680   3.00%    26,133    5.00%
  Lexington...............    41,099  8.37%    14,733   3.00%    24,555    5.00%
 Tangible Capital (to
  Adjusted Assets)
  Federal................. $  49,475  9.26% $   8,012   1.50%       N/A

  The ability of Lexington and Federal to pay dividends to the Company is limited to the extent necessary for the banks to comply with regulatory capital guidelines. Middlesex cannot pay dividends to the Company for a period of three years or until initial operating losses are recovered, whichever comes first.

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  At the time of Lexington's and Federal's conversion from mutual to stock form, liquidation accounts were established for the benefit of eligible deposit account holders in the event of the failure of the Banks. The liquidation accounts are reduced annually to the extent that eligible deposit account holders reduce their qualifying deposits. In the event of a complete liquidation of assets due to the failure of Lexington or Federal, an unlikely event, eligible account holders could be entitled to receive a distribution from the liquidation accounts to the extent that funds are available after creditors have been paid. At December 31, 1997, Lexington's and Federal's liquidation accounts had a balance of approximately $3,102,000 and $12,864,000, respectively.

14. EMPLOYEE BENEFITS

  Two of the Company's subsidiary banks, Lexington and Federal, provide the following benefit programs. As of December 31, 1997, Middlesex had not yet implemented any of the following described plans.

 Pension Plan--Lexington

  Lexington provides basic and supplemental pension benefits for eligible employees through the Savings Bank Employees Retirement Association ("SBERA") Pension Plan (the "Retirement Plan"). Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period, beginning with such employee's date of employment, automatically becomes a participant in the Retirement Plan. Participants are 100% vested after 3 years of service or at age 62, if earlier. Lexington's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions made under the plan totaled approximately $337,000 for 1997, $383,000 for 1996 and $61,000 in 1995.

  Net periodic pension cost for the plan years ended October 31, 1997, 1996 and 1995 consisted of the following:

                                                             1997   1996   1995
                                                             -----  -----  ----
                                                              (IN THOUSANDS)
   Service cost-benefits earned during year................. $ 312  $ 298  $206
   Interest cost on projected benefits......................   254    220   162
   Actual return on plan assets.............................  (398)  (295) (273)
   Net amortization and deferral............................    (4)    (4)   (4)
   Amortization of net loss.................................   211    153   155
                                                             -----  -----  ----
                                                             $ 375  $ 372  $246
                                                             =====  =====  ====

  Total Lexington pension expense for the years ended December 31, 1997, 1996 and 1995 amounted to $394,000, $312,000 and $313,000, respectively, and is included in compensation and employee benefits expense.

  According to the Plan's actuary, the funded status of the plan is as follows at October 31, 1997, and 1996:

                                                                1997     1996
                                                               -------  ------
                                                               (IN THOUSANDS)
   Plan assets at fair value.................................. $ 3,277  $2,637
   Projected benefit obligation...............................  (4,207) (3,386)
                                                               -------  ------
   Excess of projected benefit obligation over plan assets....    (930)   (749)
   Unrecognized net obligation at transition..................     (71)    (75)
   Unrecognized net (gain) loss...............................     100     (39)
                                                               -------  ------
   Pension liability included on balance sheet................ $  (901) $ (863)
                                                               =======  ======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The accumulated benefit obligation (substantially all vested) at October 31, 1997 and 1996, amounted to $2,099,000 and $1,956,000, respectively, which was less than the fair value of plan assets at those dates.

  For the plan years ended October 31, 1997, 1996 and 1995, actuarial assumptions include an assumed discount rate on benefit obligations of 7.25%, 7.50% and 7.00%, respectively, and an expected long-term rate of return on plan assets of 7.00%, 8.00% and 8.00%, respectively. An annual salary increase of 6% was utilized for all years.

 Pension Plan--SERP

  Beginning in 1995, Lexington and in 1997, Federal, provided a Supplemental Employees Retirement Plan ("SERP") to certain key executives. The SERP plan is funded through life insurance policies with the policy benefits accruing to the two banks and executives. The SERP provides for yearly retirement benefits based on the return on certain insurance policies purchased by the banks in excess of the yield on an alternative investment of an equal amount deemed the opportunity cost as outlined in the SERP plan, if any. Upon retirement, the annual earnings in excess of the opportunity cost, if any, are paid to the executives each year in addition to the benefit accrued to the retirement date, if any. The cash surrender value of the policies was approximately $3,761,000 and $1,710,000 as of December 31, 1997 and 1996, respectively, and is included in other assets in the accompanying consolidated balance sheets. Total income recognized on the SERP plan for the years ended December 31, 1997, 1996 and 1995, was approximately $103,000, $17,000 and $3,000, respectively. For 1997 compensation and employee benefits expense included $31,000 in connection with the SERP plan. No expenses were incurred under the SERP plan for 1996 and 1995.

 Pension Plan--Federal

  Under the Federal pension plan all eligible officers and employees are included in a noncontributory defined benefit pension plan provided by Federal as a participating employer in the Financial Institutions Retirement Fund (the "Fund"), a multi-employer plan. The Fund does not segregate its assets or liabilities by participating employer. Contributions are based on the individual employer's experience. According to the Fund's administrators, as of June 30, 1997, the date of the latest actuarial valuation, the market value of the Fund's net assets exceeded the actuarial present value of accumulated vested and nonvested benefits in the aggregate, using an assumed investment rate of return of 7.5%. There is no liability for past service cost.

  Pension expense for Federal for the years ended December 31, 1997, 1996 and 1995 was $7,000, $123,000 and $208,000, respectively, and is included in compensation and employee benefits. Pension expense consists of Federal's annual contributions to the Fund and certain administrative costs.

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

  Affiliated adopted a SMIP effective October 18, 1995 to provide a financial incentive to executives whose job performance has a measurable impact on the achievement of long-term business objectives. Compensation

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES under this plan is based on achievement of several performance objectives established by the Affiliated Compensation Committee.

  No individual obtained compensation from more than one of these plans. Total expenses under these plans amounted to $579,000, $468,000 and $332,000 for 1997, 1996 and 1995, respectively, and is included in compensation and employee benefits and other expenses.

 Profit Sharing Plans

  Each profitable year, Lexington allocates for annual distribution 3.5% of its operational earnings, as defined, for profit sharing to employees who have at least three months of employment with Lexington. Employees share in the allocated profits on the basis of annual salary, length of service, attendance and meritorious service. Participants in the AFCB or Lexington SMIP do not participate in the Lexington Profit Sharing Plan and their pro-rata share is subtracted from the total profit sharing pool. Total profit sharing expense (excluding SMIP) amounted to $281,000, $317,000 and $110,000 for 1997, 1996 and 1995, respectively, and is included in compensation and employee benefits. The 1996 expense amount includes approximately $60,000 that relates to 1995 performance.

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

  In addition, in order to provide an incentive for performance, Federal may make discretionary year end profit sharing contributions to eligible 401(k) participants based on Federal's profitability, payable within IRS regulations. The participants had the choice of receiving up to 50% of the discretionary contributions in cash; the remaining funds are contributed to 401(k) accounts. Total contributions to the plan, for both matching and discretionary contributions, including cash payments, were $140,000, $113,000, and $106,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and are included in compensation and employee benefits.

 Employees' Stock Ownership Plan--Lexington

  In 1986, Lexington established an Employees' Stock Ownership Plan (the "Lexington ESOP") for eligible employees whereby benefits are payable upon retirement, disability, death or separation from service with the Bank. On December 19, 1986, Lexington issued 75,000 shares of common stock with a fair market value of $570,000 to the Lexington ESOP. The funds used to purchase the shares were borrowed by the Lexington ESOP from a third-party lender, less Lexington's initial contribution of $20,000. The loan was fully paid in 1993. In November 1996 the Lexington ESOP purchased from the Company at the then current market price an additional 50,000 shares of the Company's stock of which 47,185 shares were financed by a $859,000 loan from a third party lender. The note, which is secured by the unreleased shares, bears interest at the 90-day LIBOR rate plus 225 basis points and is paid quarterly, both principal and interest and is due February 27, 2001. Annually, the borrower has the option to choose either the above specified rate of interest or a rate equal to the base rate of the

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES lending bank. The rate in effect at December 31, 1997 was 8.06%. Total compensation expense applicable to the Lexington ESOP amounted to $299,000 and $99,000 for 1997 and 1996, resectively. There was no compensation expense or allocation of shares for the year ended December 31, 1995. In 1997 and 1996, 11,797 and 2,815 shares, respectively, were released and allocated to eligible employees. Under the Lexington ESOP, shares are released annually and allocated to particpants on October 31 of each year. There were no shares committed to be released as of December 31, 1997. Dividends on allocated and unreleased ESOP shares are credited to the accounts of the participants. (Share numbers have been adjusted for the May 30, 1997 stock split.)

Employees' Stock Ownership Plan--Federal

  In 1993 Federal established an Employees' Stock Ownership Plan (the "Federal ESOP") in which all employees who have reached the age of 20 and who have completed 1,000 hours of service in a 12-month period beginning with such employee's date of employment may participate. Participants become 50% vested after two years and 100% vested after three years of service. The Federal ESOP purchased $1,000,000 (125,000 shares) of the common stock of Main Street in the Conversion. The Company recognized $470,000, $360,000 and $298,000 in related compensation expense for the years ended December 31, 1997, 1996 and 1995, respectively. A portion of the shares are released annually by the lender from collateral and allocated to employees; 17,857 shares were released for allocation in each of the past three years. There were no shares committed to be released as of December 31, 1997. Dividends on both allocated and unreleased shares, net of certain administrative expenses, are paid to the ESOP participants.

  The outstanding balance of funds borrowed by the Federal ESOP that were used to purchase Main Street stock in the subscription offering amounted to $393,000 and $535,000 at December 31, 1997 and 1996, respectively. Principal and interest payments are due in equal quarterly installments at an interest rate equal to the Federal funds effective rate plus 2.60%. The index rate in effect at December 31, 1997 was 9.85%. The loan is due in 2000 and is secured by 49,107 and 66,964 shares of Company common stock at December 31, 1997 and 1996, respectively. (Share numbers adjusted for May 30, 1997 stock split.)

15. STOCK BASED COMPENSATION PLANS

  Lexington had adopted stock option and stock appreciation rights plans for the benefit of its directors, officers and employees. Lexington reserved 287,500 and 143,750 shares of its common stock, respectively, for issuance pursuant to options granted under the 1986 Stock Option and Stock Appreciation Rights Plan and the 1994 Stock Option Plan.

  In 1993, Main Street, Federal's then parent, adopted a stock option plan for the benefit of its directors, officers and other employees, and reserved 363,400 shares of its common stock issued in the Conversion for grants under the Plan.

  As of October 18, 1995, the effective date of the Affiliation, the existing Lexington Option Plans and the Main Street Option Plan were terminated except as to the administration of outstanding options, and no further options can be granted under these plans. Immediately prior to the effective date, 219,650 shares of common stock would have been available for future option grants under these plans.

  In lieu of future option grants under the Lexington and Main Street plans, Affiliated adopted the Affiliated Community Bancorp, Inc. 1995 Stock Option Plan (the "Plan") as a replacement, pursuant to which options for 219,650 shares of Affiliated common stock could be granted. Both incentive and non-qualified stock options may be granted under this Plan. Options are generally granted at fair market value of the related stock at the grant date and expire ten years from such date. The Company granted options on 132,501 shares for the year ended December 31, 1996. On April 23, 1997 the Company received shareholder approval to add an additional 312,500 shares under the 1995 Plan. The Company granted options on 142,505 shares during 1997 and at December 31, 1997, 227,150 shares are available for future option grants.

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

                                                          1997    1996    1995
                                                        -------- ------- -------
                                                             (IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
   Net Income:
     As reported....................................... $ 11,856 $ 8,523 $ 5,707
     Pro forma......................................... $ 11,610 $ 8,409 $ 5,643
   Basic EPS:
     As reported....................................... $   1.86 $  1.35 $   .88
     Pro forma......................................... $   1.82 $  1.33 $   .87
   Diluted EPS:
     As reported....................................... $   1.78 $  1.32 $   .86
     Pro forma......................................... $   1.74 $  1.30 $   .85

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

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996:

  Risk free interest rates of 6.54% to 6.87% (1997), 6.59% to 6.69% (1996) and
5.77% to 6.81% (1995)
  Expected dividends of 2.4% for 1997 and 2.8% per annum for 1996 and 1995 Expected lives of 7.0 years
  Expected volatility of 25% for 1997 and 23% for 1996 and 1995

  The combined activity for options granted under the plans is as follows:

                                                YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------------------
                                  1997                    1996                    1995
                         ----------------------- ----------------------- -----------------------
                         NUMBER OF   WEIGHTED    NUMBER OF   WEIGHTED    NUMBER OF   WEIGHTED
                          SHARES   AVERAGE PRICE  SHARES   AVERAGE PRICE  SHARES   AVERAGE PRICE
                         --------- ------------- --------- ------------- --------- -------------
  Outstanding at
   beginning
   of year..............  560,251     $10.10      493,125     $ 8.68      441,875     $ 7.99
  Granted...............  142,505     $20.48      132,501     $13.56       63,750     $13.14
  Forfeited.............      --      $  --        (2,291)    $ 8.00          --         --
  Exercised.............  (67,312)    $ 8.06      (63,084)    $ 6.28      (12,500)    $ 7.00
                          -------     ------      -------     ------      -------     ------
  Outstanding at end of
   year.................  635,444     $12.65      560,251     $10.10      493,125     $ 8.68
                          =======     ======      =======     ======      =======     ======
Options exercisable at
 end of year............  454,600     $10.56      439,413     $ 9.16      383,326     $ 7.86
                          =======     ======      =======     ======      =======     ======
Weighted average fair
 value of options
 granted................              $ 6.60                  $ 3.68                  $ 4.09
                                      ======                  ======                  ======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
   Detail of exercises during the year:
     Exercised--at $ 4.20............................    6,100    1,875      --
         --at $ 5.00.................................   23,875   40,375    6,875
         --at $ 6.80.................................    1,000    3,750      --
         --at $ 8.00.................................   17,875   12,084    3,750
         --at $11.30.................................    1,000      --       --
         --at $12.30.................................    3,750      --     1,875
         --at $12.60.................................    3,750    3,750      --
         --at $13.30.................................    3,750      --       --
         --at $13.55.................................    2,187    1,250      --
         --at $13.70.................................    2,775      --       --
         --at $20.30.................................    1,250      --       --
                                                      -------- -------- --------
           Total.....................................   67,312   63,084   12,500
                                                      ======== ======== ========

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                          -------------------------------- --------------------
                                       WEIGHTED
                                        AVERAGE   WEIGHTED             WEIGHTED
                            NUMBER     REMAINING  AVERAGE    NUMBER    AVERAGE
                          OUTSTANDING CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
RANGE OF EXERCISE PRICES  AT 12/31/97    LIFE      PRICE   AT 12/31/97  PRICE
------------------------  ----------- ----------- -------- ----------- --------
$ 4.20...................    13,900     3 years    $ 4.20     13,900    $ 4.20
  5.00...................    45,125     2 years    $ 5.00     45,125    $ 5.00
  6.80...................    40,250     5 years    $ 6.80     40,250    $ 6.80
  8.00...................   114,625     6 years    $ 8.00    114,625    $ 8.00
 10.70...................     3,750     6 years    $10.70      3,750    $10.70
 11.30...................    10,250     7 years    $11.30     10,250    $11.30
 12.30 to 12.60..........    91,250     6 years    $12.51     91,250    $12.51
 13.30 to 13.90..........   175,039     8 years    $13.55    106,700    $13.56
 19.75 to 21.50..........   138,130     9 years    $20.39     28,750    $20.23
$24.38...................     3,125     9 years    $24.38        --     $  --
                            -------                          -------
                            635,444                          454,600
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

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

 Investment Securities

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

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The carrying and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                            DECEMBER 31, 1997 DECEMBER 31, 1996
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             VALUE    VALUE    VALUE    VALUE
                                            -------- -------- -------- --------
                                             (IN THOUSANDS)    (IN THOUSANDS)
   Financial assets:
     Cash and due from banks..............  $ 16,911 $ 16,911 $ 11,331 $ 11,331
     Federal funds sold and overnight
      deposits............................    10,344   10,344    4,464    4,464
     Investment securities................   377,469  378,846  333,354  333,216
     Loans held for sale..................     3,955    3,955      --       --
     Loans, net...........................   703,061  709,651  645,797  646,783
     Federal Home Loan Bank stock.........    16,426   16,426   14,638   14,638
   Financial liabilities:
     Non-certificate deposits.............   302,393  302,393  282,135  282,135
     Certificates of deposits.............   426,703  427,166  370,374  370,507
     Borrowed funds.......................   298,395  298,328  268,565  268,888
     Escrow deposits......................     2,343    2,343    2,087    2,087
     Securities sold under agreements to
      repurchase..........................     3,804    3,804      727      727
   Off-balance sheet instruments (see note
    11):
     Commitments to extend credit.........  $    631 $    631 $    285 $    285

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

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

17. PARENT COMPANY FINANCIAL STATEMENTS

  The Affiliated Community Bancorp, Inc. condensed balance sheets as of December 31, 1997 and 1996 are as follows:

                                                     1997      1996
                                                   --------  --------
                                                    (IN THOUSANDS)
                       ASSETS
   Cash and cash equivalents...................... $  2,894  $ 10,160
   Investment securities..........................      --        740
   Other assets...................................      811        35
   Investment in bank subsidiaries:
     The Federal Savings Bank.....................   54,593    49,006
     Lexington Savings Bank.......................   47,072    41,609
     Middlesex Bank & Trust Company...............    7,683       --
                                                   --------  --------
       Total Assets............................... $113,053  $101,550
                                                   ========  ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
   Accrued expenses............................... $    --   $    148
   Stockholders' equity...........................  113,053   101,402
                                                   --------  --------
       Total liabilities and stockholders'
        equity.................................... $113,053  $101,550
                                                   ========  ========

  The condensed income statements for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                     1997      1996     1995
                                                   --------  --------  ------
                                                        (IN THOUSANDS)
   Dividends from bank subsidiaries............... $  4,010  $  2,817  $2,029
   Interest income................................      304       486     546
   Other..........................................      194        10     --
                                                   --------  --------  ------
     Total income.................................    4,508     3,313   2,575
   Expenses.......................................      848       679   1,502
                                                   --------  --------  ------
     Income before equity in undistributed
      earnings of bank subsidiaries and income
      taxes.......................................    3,660     2,634   1,073
                                                   --------  --------  ------
   Equity in undistributed earnings of bank
    subsidiaries:
     The Federal Savings Bank.....................    4,337     2,217   3,225
     Lexington Savings Bank.......................    4,079     3,617   1,390
     Middlesex Bank & Trust Company...............     (331)      --      --
                                                   --------  --------  ------
      Income before benefit for income taxes......   11,745     8,468   5,688
   Benefit for income taxes.......................     (111)      (55)    (19)
                                                   --------  --------  ------
       Net income................................. $ 11,856  $  8,523  $5,707
                                                   ========  ========  ======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  The condensed statements of cash flows for Affiliated Community Bancorp, Inc. are presented below for the years ended December 31, 1997, 1996 and 1995:

                                                      1997     1996     1995
                                                    --------  -------  -------
                                                         (IN THOUSANDS)
   Net Income.....................................  $ 11,856  $ 8,523  $ 5,707
   Adjustments to reconcile net income to net cash
    provided by operations:
     Undistributed earnings of bank subsidiaries..    (8,085)  (5,834)  (4,615)
     Gain on sales of securities..................      (174)     --       --
     Decrease (increase) in other assets..........      (775)     446      (21)
     (Decrease) increase in accrued expenses......      (103)     404      (14)
                                                    --------  -------  -------
     Net cash provided by operating activities....     2,719    3,539    1,057
   Investment transactions:
     Investment in subsidiary.....................    (8,000)     --       --
     Purchase of securities.......................       --      (740)     --
     Proceeds from sales of securities............       772      --       --
   Financing transactions:
     Proceeds from issuance of common stock.......       540      396      108
     Dividends paid...............................    (3,297)  (2,602)  (2,203)
     Increase in treasury stock...................       --    (3,402)     --
                                                    --------  -------  -------
     Net decrease in cash.........................    (7,266)  (2,809)  (1,038)
   Cash and cash equivalents at beginning of
    year..........................................    10,160   12,969   14,007
                                                    --------  -------  -------
   Cash and cash equivalents at end of year.......  $  2,894  $10,160  $12,969
                                                    ========  =======  =======
   Cash paid for taxes............................  $  5,643  $ 4,237  $ 1,360
                                                    ========  =======  =======

  18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  A summary of consolidated operating results on a quarterly basis for the years ended December 31, 1997 and 1996 is as follows:

                                                      1997
                            ---------------------------------------------------------
                            FOURTH QUARTER THIRD QUARTER SECOND QUARTER FIRST QUARTER
                            -------------- ------------- -------------- -------------
                                             (DOLLARS IN THOUSANDS)
   Interest and dividend
    income.................    $21,228        $20,740       $19,983        $19,560
   Interest expense........     12,098         11,824        11,207         10,883
                               -------        -------       -------        -------
       Net interest
        income.............      9,130          8,916         8,776          8,677
   Provision for loan
    losses.................        300            250           250            200
                               -------        -------       -------        -------
     Net interest income,
      after provision......      8,830          8,666         8,526          8,477
   Other income............        840            562           469            427
   Operating expenses......      4,880          4,540         4,299          4,207
                               -------        -------       -------        -------
   Income before income
    taxes..................      4,790          4,688         4,696          4,697
   Provision for income
    taxes..................      1,762          1,739         1,754          1,760
                               -------        -------       -------        -------
   Net income..............    $ 3,028        $ 2,949       $ 2,942        $ 2,937
                               =======        =======       =======        =======
   Earnings per share
    (diluted)..............    $   .45        $   .44       $   .44        $   .45
                               =======        =======       =======        =======

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                                                       1996
                             ---------------------------------------------------------
                             FOURTH QUARTER THIRD QUARTER SECOND QUARTER FIRST QUARTER
                             -------------- ------------- -------------- -------------
                                              (DOLLARS IN THOUSANDS)
   Interest and dividend
    income.................     $18,938        $18,280       $17,463        $16,660
   Interest expense........      10,687         10,301         9,761          9,315
                                -------        -------       -------        -------
       Net interest
        income.............       8,251          7,979         7,702          7,345
   Provision for loan
    losses.................         200            135           135            135
                                -------        -------       -------        -------
     Net interest income,
      after provision......       8,051          7,844         7,567          7,210
   Other income............         379            404           423            432
   Operating expenses (1)..       4,176          6,367         4,171          4,252
                                -------        -------       -------        -------
   Income before income
    taxes..................       4,254          1,881         3,819          3,390
   Provision for income
    taxes..................       1,555            579         1,420          1,267
                                -------        -------       -------        -------
   Net income (1)..........     $ 2,699        $ 1,302       $ 2,399        $ 2,123
                                =======        =======       =======        =======
   Earnings per share
    (diluted)(1)...........     $   .42        $   .19       $   .38        $   .33
                                =======        =======       =======        =======

--------
(1) Third quarter of 1996 included pre-tax charge of $2,121,000 or $.19 per share (after tax effect) for recapitalization of the Savings Association Insurance Fund (SAIF) of the FDIC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  The Board of Directors of Affiliated consists of six members and is divided into three classes, with each class consisting of two members. Directors serve for staggered three-year terms with one class of Directors being elected at each annual meeting of Affiliated stockholders.

  Set forth below is certain information regarding Directors, based on information furnished by them to Affiliated.

                       NAME                   AGE* DIRECTOR SINCE TERM TO EXPIRE
                       ----                   ---- -------------- --------------
      Fred C. Bailey......................... 72        1995           2000
      Kendrick G. Bushnell................... 68        1995           1999
      Jack E. Chappell....................... 70        1995           2000
      Timothy J. Hansberry................... 54        1995           1998
      Edward S. Heald........................ 51        1995           1998
      James E. McCobb, Jr.................... 55        1995           1999

--------
*  As of March 1, 1998

  MR. BAILEY was Chairman of the Board of Directors of Lexington from 1994 to 1997 and was a member of the Lexington Board from 1986 to 1997. Prior to his retirement in 1991, he was a Group Executive and Consultant for Teledyne, Inc., an engineering and manufacturing firm.

  MR. BUSHNELL is Chairman of the Board of Directors of Lexington and has been a member of the Lexington Board since 1986. He is an independent management consultant.

  MR. CHAPPELL has served as Chairman of the Board of Directors of Affiliated since the Affiliation in October 1995 and was a Director of Federal from 1980 until 1995. From 1987 to 1990, he was President and Chief Executive Officer of Federal. From Federal's conversion to stock form in 1993 until the Affiliation, Mr. Chappell also served as Chairman of Main Street, the holding company of Federal prior to the Affiliation.

  MR. HANSBERRY has been President, Chief Executive Officer and a Director of Affiliated since its formation in April 1995. Mr. Hansberry served as the President & Chief Executive Officer of Lexington from 1992 to 1995. Prior to joining Lexington, Mr. Hansberry served as President and Chief Executive Officer of Randolph Savings Bank from 1990 to 1992, and prior to that, as Executive Vice President of Shawmut Bank, N.A.

  MR. HEALD is Corporate Vice President and Branch Manager of A.G. Edwards & Sons, Inc., Newton, Massachusetts, a financial services firm, where he has been employed since 1982. He has been a Director of Federal since 1987 and was a Director of Main Street from 1993 until the Affiliation.

  MR. MCCOBB has served as President, Chief Executive Officer and Director of Federal since August 1994. Mr. McCobb also served as Senior Vice President and Chief Financial Officer of Federal from 1991 to 1994. Mr McCobb was President and Chief Executive Officer and a Director of Main Street from 1994 until the Affiliation, having previously seved as Main Street's Chief Financial Officer. Prior to joining Federal, Mr. McCobb was employed from 1984 to 1991 by Andover Bank, a Massachusetts chartered stock savings bank and a subsidiary of Andover Bancorp, Inc., where he served at various times as President, Executive Vice President, Chief Financial Officer and a Director.

EXECUTIVE OFFICERS

  Each of Affiliated's executive officers serves at the discretion of the Board. Set forth below is certain information as of March 1, 1998 regarding all of the current executive officers of Affiliated.

            NAME               AGE                       POSITION
            ----               ---                       --------
Timothy J. Hansberry........   54 President, Chief Executive Officer and Director
John G. Fallon..............   51 Executive Vice President and Chief Financial Officer
Quentin J. Greeley, Esq.....   55 Executive Vice President, General Counsel and Clerk

  MR. HANSBERRY has been President, Chief Executive Officer and a Director of Affiliated since its formation in April 1995. (See additional biographical information above.)

  MR. FALLON has been Executive Vice President and Chief Financial Officer of Affiliated since its formation in April 1995 and formerly served as Executive Vice President of Lexington. Mr. Fallon has also been a Director of Middlesex since May 1997. Prior to joining Lexington in 1993, Mr. Fallon was a Senior Vice President at Shawmut Bank, N.A.

  MR. GREELEY has been Executive Vice President, General Counsel and Clerk of Affiliated since its formation in April 1995 and also has been a Vice President, General Counsel and Secretary of Federal from 1990 to the present. He has been a Senior Vice President of Federal since 1993. Mr Greeley has also been the Clerk of Middlesex since May 1997 and Secretary pro tem of Lexington since 1996. Mr. Greeley was Senior Vice President, General Counsel and Clerk of Main Street from 1993 until the Affiliation.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table shows the annual compensation paid to the five highest paid executive officers among Affiliated and its subsidiary banks who received cash compensation in excess of $100,000 for 1997. Under the terms of a cost allocation agreement among Affiliated, Federal and Lexington, the compensation and benefits of Affiliated executives are paid either by Federal or Lexington with subsequent reimbursement by Affiliated to Federal or Lexington as appropriate. Effective May 30, 1997 Affiliated implemented a 25% stock split of its common stock effected in the form of a stock dividend. Therefore, all Affiliated common stock share numbers and values set forth below have been restated to reflect the stock split.

                                      ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                               ---------------------------------- -----------------------
                                                                  SECURITIES
                                                     OTHER ANNUAL UNDERLYING  ALL OTHER
   NAME AND PRINCIPAL                                COMPENSATION  OPTIONS   COMPENSATION
        POSITION          YEAR SALARY($) BONUS($)(1)    ($)(2)      (#)(3)       ($)
   ------------------     ---- --------- ----------- ------------ ---------- ------------
Timothy J. Hansberry....  1997  250,000    100,000        --        18,750      19,856(5)(6)
 President & CEO          1996  228,750     75,000        --        18,750       3,472(5)(6)
 (Affiliated)             1995  194,376     66,000        --            --       1,022(6)
James E. McCobb, Jr.....  1997  179,000     75,000        --        10,000      41,572(4)(5)
 President & CEO          1996  167,500     60,000        --        10,000      28,039(4)(5)
 (Federal)                1995  150,769     60,000        --            --      20,802(4)(5)
William J. Gaddis, Jr...  1997  155,000     75,000        --        10,000      19,152(5)(6)
 President & CEO          1996  140,000     50,000        --         8,750       2,828(5)(6)
 (Lexington)              1995  123,385     25,000        --            --         427(6)
Jonh G. Fallon..........  1997  154,000     75,000        --        10,000      19,237(5)(6)
 Executive V.P. & CFO     1996  142,500     45,000        --         8,750       2,899(5)(6)
 (Affiliated)             1995  123,000     31,000        --            --         561(6)
Richard E. Green........  1997  119,375     26,000        --         3,750      36,275(4)(5)
 Senior VP & Chief        1996  110,750     26,000        --         5,625      22,975(4)(5)
 Lending Officer          1995  102,000     22,000        --            --      15,371(4)(5)
 (Federal)

--------
(1) Bonus compensation includes any cash incentive payments (including total incentive compensation and/or profit sharing plans). Amounts reported for each year include payments made in the subsequent fiscal year that relate back to the year reported.
(2) There were none of the following: (a) payment of above-market or preferential earnings on restricted stock, options or stock appreciation rights ("SARs"), or deferred compensation; (b) deferred payments of earnings with respect to long-term incentive plans; (c) tax payment reimbursements; (d) preferential discounts on purchases of Common Stock; or (e) perquisites over the lesser of $50,000 or 10% of the individual's aggregate salary and bonus for the year.
(3) Represents the number of stock options granted under the Affiliated 1995 Stock Option Plan in 1996 and 1997, respectively.
(4) Includes amount of contributions by Federal to Federal's tax-exempt profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.
(5) Includes dollar value determined by multiplying the number of shares of Affiliated Common Stock allocated to the account of the executive under Federal's or Lexington's Employees' Stock Ownership Plan ("ESOP") for each fiscal year by the closing price of such Common Stock as listed on the NASDAQ National Market System on the last trading date of such year. The aggregate number of allocated shares with respect to any of the above executives as of December 31, 1997 is as follows: Mr. Hansberry--626; Mr. McCobb--4,266; Mr. Gaddis--626; Mr. Fallon--626 and Mr. Green--3,522.
(6) Includes insurance benefits attributable to the Lexington Supplemental Executive Retirement Plan.

OPTION GRANTS IN LAST FISCAL YEAR

  The following table describes stock options granted during 1997 to the executive officers set forth in the Summary Compensation Table above.

                                                                        POTENTIAL
                                                                       REALIZABLE
                                                                    VALUE AT ASSUMED
                          NUMBER OF  PERCENT OF                      ANNUAL RATE OF
                          SECURITIES   TOTAL                           STOCK PRICE
                          UNDERLYING  OPTIONS                       APPRECIATION FOR
                           OPTIONS   GRANTED TO EXERCISE            OPTION TERM($)(2)
                           GRANTED   EMPLOYEES   PRICE   EXPIRATION ------------------
          NAME              (#)(1)    IN 1997    ($/SH)     DATE       5%      10%
          ----            ---------- ---------- -------- ---------- -------- ---------
Timothy J. Hansberry....    18,750      16.5%    20.30    4-23-07    239,373  606,618
James E. McCobb, Jr.....    10,000       8.8%    20.30    4-23-07    127,666  323,530
William J. Gaddis, Jr...    10,000       8.8%    20.30    4-23-07    127,666  323,530
John G. Fallon..........    10,000       8.8%    20.30    4-23-07    127,666  323,530
Richard E. Green........     3,750       3.3%    20.30    4-23-07     47,875  121,324

--------
(1) Except as described in Note (3) below, all are incentive stock options under the Affiliated 1995 Stock Option Plan (the "Plan"). These options were granted on April 23, 1997 and vest ratably over the first three anniversaries of the grant date.
(2) Net gains from potential stock option exercises are estimated based on assumed rates of stock price appreciation over the options' terms, as set forth in rules promulgated by the Securities and Exchange Commission, and are not intended to forecast possible future appreciation of the Common Stock. The actual net gains, if any, are dependent on the actual future performance of the Common Stock and overall stock market conditions.
(3) By application of Internal Revenue Code section 422(d) to the extent that the aggregate fair market value of stock with respect to which incentive stock options first become exercisable during any calendar year exceeds $100,000, such options shall be treated as options which are not incentive stock options.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END VALUES

  The following table sets forth certain information concerning the number and value of exercised and unexercised options to purchase Affiliated's Common Stock at December 31, 1997. Affiliated has never granted any SARs.

                                                             NUMBER OF SHARES        VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED         IN-THE-MONEY
                                                          OPTIONS AT YEAR-END(#)   OPTIONS AT YEAR-END($)(2)
                          SHARES ACQUIRED     VALUE      ------------------------- -------------------------
          NAME            ON EXERCISE(#)  REALIZED($)(1) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          ----            --------------- -------------- ----------- ------------- ----------- -------------
Timothy J. Hansberry....       1,000          16,700       46,500       31,250      1,396,988     629,688
James E. McCobb, Jr.....          --              --       28,333       16,667        781,409     335,841
William J. Gaddis, Jr...          --              --       25,416       15,834        636,442     315,683
John G. Fallon..........          --              --       25,416       15,834        636,442     315,683
Richard E. Green........          --              --       16,875        7,500        491,625     156,188

--------
(1) Represents the spread between the market value of the shares on the date of exercise and the option exercise price.
(2) Represents the market value of shares of Common Stock covered by in-the-money options on December 31, 1997, less the aggregate option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price. The closing market price of the Common Stock on December 31, 1997 was $37.75 per share.

PENSION PLANS

  Two of Affiliated's subsidiary banks, Federal and Lexington, maintain pension plans. The following tables show estimated annual benefits payable upon retirement in specified compensation and years of service classifications for each of Federal and Lexington.

THE FEDERAL SAVINGS BANK PENSION PLAN

                                                       YEARS OF SERVICE
                                               ---------------------------------
                 RENUMERATION                    10      20       30       40
                 ------------                  ------- ------- -------- --------
$ 60,000...................................... $ 8,900 $17,900 $ 26,800 $ 36,600
  80,000......................................  12,400  24,900   37,300   50,600
 100,000......................................  15,900  31,900   47,800   64,600
 120,000......................................  19,400  38,900   58,300   78,600
 150,000......................................  24,700  49,400   74,100   99,600
 200,000(1)...................................  33,400  66,900  100,300  134,600

--------
(1) Represents maximum amount payable under the pension plan in 1997. Above figures do not reflect the change in maximum compensation limit from $235,840 to $150,000 effective July 1, 1994. Benefits accrued prior to July 1, 1994 are based on the prior compensation limit.

LEXINGTON SAVINGS BANK PENSION PLAN

                                                      YEARS OF SERVICE
                                            ------------------------------------
               RENUMERATION                   10      15      30    25 AND AFTER
               ------------                 ------- ------- ------- ------------
$ 60,000................................... $ 9,342 $14,013 $18,684   $23,354
  80,000...................................  13,042  19,563  26,084    32,604
 100,000...................................  16,742  25,113  33,484    41,854
 120,000...................................  20,442  30,663  40,884    51,104
 150,000(2)................................  25,992  38,988  51,984    64,979
 160,000(2)................................  27,842  41,763  55,684    69,604

--------
(2) Federal law does not permit defined benefit pension plans to recognize compensation in excess of $150,000 for plan years beginning in 1994.

  To determine the annual amount to be received by an individual under the pension plans, the three highest yearly amounts of cash compensation are averaged to determine the individual's "Remuneration" for purposes of the table. The individual's annual pension plan payments then are ascertained by locating the person's years of service on the table. Benefits are not subject to any deduction for Social Security.

  The years of service of each executive for purposes of the table are as follows: Mr. Hansberry (Lexington)--5, Mr. McCobb (Federal)--6, Mr. Gaddis (Lexington)--4, Mr. Fallon (Lexington)--4 and Mr. Green (Federal)--6.

DIRECTOR COMPENSATION

  Affiliated Director compensation levels were initially approved in December 1995 and modified in October 1997. In summary, Director's fees were established as follows: Affiliated's Directors (other than employees of Affiliated) are paid a retainer of $1,500 per quarter (annually, $6,000) and $1,000 for each Board meeting attended. For membership on each Committee they are paid a further retainer of $500 per quarter (annually, $2,000) and $500 per meeting. The Chairman of the Board of Directors is paid an annual retainer of $5,000 per quarter (annually, $20,000) and receives no other retainer fees. In addition, the Chairman of the Board of Directors has use of office space at Affiliated's offices. Each Chairman of a Committee receives $750 per quarter (annually, $3,000) in lieu of the regular Committee retainer. During 1997 a total of $85,000 was paid to Directors for various meetings.

SPECIAL TERMINATION AND SEVERANCE AGREEMENTS

  Affiliated has entered into special termination agreements with Messrs. Hansberry, Gaddis, Fallon, Green and Greeley. These agreements provide for the payment of certain severance benefits if any such officer's employment with Affiliated is terminated (other than for cause), or if such officer terminates his employment under certain circumstances, within three years after a change of control of Affiliated. With respect to Mr. Hansberry, the payment is equal to three times his annualized includible compensation for the base period, as defined in the agreement, and two times for Messrs. Gaddis, Fallon, Green and Greeley. These agreements were modified in 1997 to increase the benefit payment to their current levels. Prior to the revision, Mr Hansberry's benefit was two times his annualized includible compensation for the base period, and one and one-half times for Messrs. Gaddis, Fallon, Green and Greeley. For purposes of each of the special termination agreements, a "change of control" is generally deemed to have occurred (i) when any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "1934 Act") becomes a "beneficial owner" (as such term is defined in Rule 13d-3 promulgated under the 1934 Act), directly or indirectly, of securities of Affiliated representing 25% or more of the total number of votes that may be cast for the election of Directors; or (ii) if, as a result of, or in connection with, any tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, the persons who were Directors of Affiliated immediately before such transaction shall cease to constitute a majority of the Board of Directors of Affiliated or of any successor institution.

  Affiliated has also entered into a severance agreement with Mr. Hansberry which would enable him to receive certain termination payments and benefits in the event his employment were terminated, whether or not as a result of a change in control. In such event, Mr. Hansberry's salary would continue to be paid for a period of eighteen months.

  Mr. McCobb also has a severance agreement with Federal similar to that noted above for Mr. Hansberry calling for continuation of salary payments for a period of twelve months in the event his employment were terminated. Mr. McCobb also has a special termination agreement with Federal similar to those of Messrs. Hansberry, Gaddis, Fallon, Green and Greeley noted above, providing for payments equivalent to two times annualized includible compensation for the base period, as defined in the agreement, for Mr. McCobb.

  If the existing special termination agreements were triggered in 1998, then based on the agreements with the six executive officers involved, the amounts payable under such agreements would approximate the following: Mr. Hansberry-- $791,000; Mr. McCobb--$406,000; Mr. Gaddis--$342,000; Mr. Fallon--$325,000;
Mr. Greeley--$217,000; and Mr. Green--$246,000.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

  In 1995 Lexington, and in 1997 Federal, began providing key executives a Supplemental Executive Retirement Plan ("SERP"). The SERPs are funded through life insurance policies with the policy benefits accruing to the two banks and the executives. The SERPs provide for yearly retirement benefits based on the return on certain insurance policies purchased by the two banks in excess of the yield on an alternative investment of an equal amount deemed the opportunity cost as outlined in the plan, if any. Upon retirement, the annual earnings in excess of the opportunity cost, if any, are paid to the executives each year in addition to the benefit accrued to the retirement date, if any. The cash surrender value of the policies in the aggregate is approximately $3,761,000 as of December 31, 1997. Insurance benefits attributable to this plan for 1997 for Mr. Hansberry were $1,271; for Mr. Gaddis $567; and for Mr. Fallon $652 respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, to the best knowledge and belief of Affiliated, certain information as of March 6, 1998, regarding the beneficial ownership of the Common Stock by (i) each of Affiliated's Directors; (ii) each of Affiliated's executive officers and the named executive officers in the Summary Compensation Table above and (iii) each person (including any "group," as that term is used in Section 13(d)(3) of the 1934 Act) known to Affiliated to own more than 5% of the outstanding Common Stock.


          NAME OF BENEFICIAL OWNER       SHARES BENEFICIALLY OWNED(1) PERCENT OF CLASS
          ------------------------       ---------------------------- ----------------
      Fred C. Bailey...................             18,403(2)                 *
      Kendrick G. Bushnell.............             11,175(3)                 *
      Jack E. Chappell.................             33,751(4)                 *
      Timothy J. Hansberry.............             77,547(5)               1.2%
      Edward S. Heald..................              6,876(6)                 *
      James E. McCobb, Jr..............             43,015(7)                 *
      William J. Gaddis, Jr............             47,187(8)                 *
      John G. Fallon...................             36,169(9)                 *
      Quentin J. Greeley...............             25,668(10)                *
      Richard E. Green.................             26,564(11)                *
      Directors and executive officers
       as a group (10 persons).........            326,355(12)              4.8%
      First Manhattan Co...............            348,624(13)              5.4%
       437 Madison Avenue
       New York, NY 10022

--------
*  Less than 1%.
(1) Beneficial ownership is determined pursuant to Rule 13d-3 under the 1934 Act. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth above as beneficially owned include shares owned, if any by spouses and relatives living in the same home, as to which beneficial ownership may be disclaimed. The percent of class calculation for each line is made assuming options on that line are exercised, thus these do not sum to the total.
(2) Includes 10,625 shares as to which Mr. Bailey holds currently exercisable options or options exercisable within 60 days.
(3) Includes 10,625 shares to which Mr. Bushnell holds currently exercisable options or options exercisable within 60 days.
(4) Includes 2,500 shares held by Mr. Chappell's spouse as to which he disclaims beneficial ownership, and 10,000 shares as to which Mr. Chappell holds currently exercisable options or options exercisable within 60 days.
(5) Includes 3,400 shares held jointly with Mr. Hansberry's spouse. Also includes 58,999 shares as to which Mr. Hansberry holds currently exercisable options or options exercisable within 60 days and 626 shares allocated to Mr. Hansberry under the Lexington ESOP.
(6) Includes 6,250 shares as to which Mr. Heald holds currently exercisable options or options exercisable within 60 days.

(7) Includes 3,125 shares held jointly with Mr. McCobb's spouse, 34,999 shares, as to which Mr. McCobb holds currently exercisable options or options exercisable within 60 days and 4,266 shares allocated to Mr. McCobb under the Federal ESOP.
(8) Includes 14,895 shares owned by Mr. Gaddis jointly with his wife, 31,666 shares as to which Mr. Gaddis holds currently exercisable options or options exercisable within 60 days and 626 shares allocated to Mr. Gaddis under the Lexington ESOP.
(9) Includes 31,666 shares as to which Mr. Fallon holds currently exercisable options or options exercisable within 60 days and 626 shares allocated to Mr. Fallon under the Lexington ESOP.
(10) Includes 3,351 shares held jointly with Mr. Greeley's spouse and 325 shares held by him as custodian for his son as to which he disclaims beneficial ownership. Also includes 18,375 shares as to which Mr. Greeley holds currently exercisable options or options exercisable within 60 days and 3,101 shares allocated to Mr. Greeley under the Federal ESOP.
(11) Includes 20,000 shares as to which Mr. Green holds currently exercisable options or options exercisable within 60 days and 3,522 shares allocated to Mr. Green under the Federal ESOP.
(12) Includes 233,205 shares subject to currently exercisable options or options exercisable within 60 days and 12,767 shares allocated under Federal or Lexington ESOP plans.
(13) Based on a Schedule 13G filed under the 1934 Act dated February 9, 1998, indicating that the reporting person, a registered investment adviser, has sole voting and dispositive power with respect to 286,782 shares, has shared voting and dispositive power with respect to 29,967 shares and has shared dispositive power but no voting power with respect to 31,875 shares.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the 1934 Act requires Affiliated's executive officers, Directors and greater than 10% shareholders ("Reporting Persons") to file certain reports with respect to their beneficial ownership of Common Stock. Based solely on a review of the Section 16 reports furnished by the Reporting Persons and, where applicable, any written representation by any of them that Annual Statements of Changes in Beneficial Ownership on Form 5 were not required, Affiliated believes that all Section 16(a) filing requirements applicable to the Reporting Persons during and with respect to 1997 have been complied with on a timely basis.

ITEM 13. TRANSACTIONS WITH CERTAIN RELATED PERSONS

  Directors, officers, and employees of Affiliated, Federal, Lexington and Middlesex are eligible to apply for mortgage, home equity, and savings account loans. Management believes these loans involve no more than the normal risk of collectability and do not present any unfavorable features. These loans are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with the general public. Furthermore, under regulations applicable to Federal, the interest rate charged on such loans may not be below the institution's current cost of funds. Employees who have a specified number of years of continuous employment and who are not key staff members may receive preferential treatment on a portfolio mortgage for their primary residence. Preferential treatment includes waiver of points, application fees and credit fees. Moreover, all loans to executive officers and Directors must be approved by the Loan Committee and the Board of Directors of the respective bank.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Index of Financial Statements. The following financial statements appear in response to Item 8 of this Report:

    Independent Auditors' Reports

    Consolidated Statements of Financial Condition as of December 31, 1997 and 1996

    Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

    Notes to Consolidated Financial Statements

  (a)(2) Index of Financial Statement Schedules. All financial statement schedules have been omitted because they are not required, not applicable or are included in Notes to Consolidated to Financial Statements.

  (b) Reports on Form 8-K.

    (i) The Company filed a report on Form 8-K dated June 10, 1997 reporting the capitalization of Middlesex Bank & Trust Company under items 5 and 7 of Form 8-K.

    (ii) The Company filed a report on Form 8-K dated December 22, 1997 reporting that Affiliated had entered into an Affiliation Agreement dated December 15, 1997 to be acquired by UST Corp. under item 5 of Form 8-K.

  (c) Exhibits.

     EXHIBIT NO.                          DESCRIPTION
     ----------- -------------------------------------------------------------
          2.1(1) Affiliation Agreement and Plan of Reorganization dated as of
                  March 14, 1995, as amended, by and between Main Street
                  Community Bancorp, Inc. ("Main Street") and Lexington
                  Savings Bank ("Lexington").
          2.2(1) LEXB Holding Plan dated as of April 13, 1995 by and between
                  Lexington Holding, Inc., and Lexington.
          2.3(1) Lexington Plan of Merger dated as of June 20, 1995 by and between Lexington Holding, Inc., and Affiliated.
          2.4(1) Main Street Plan of Merger dated as of June 20, 1995 by and between Main Street and Affiliated.
          2.5(3) Stock Subscription Agreement dated December 17, 1996 between
                  Affiliated and Middlesex Bank & Trust Company.
          3.1(2) Restated Articles of Organization of Affiliated.
          3.2(2) By-laws of Affiliated.
          3.3(5) Amendment to By-laws of Affiliated dated July 17, 1997.
          4.1(2) Specimen of Affiliated Common Stock certificate.
         10.1(2) Severance Agreement between Affiliated and Timothy J.
                  Hansberry dated October 15, 1995.

     EXHIBIT NO.                          DESCRIPTION
     ----------- -------------------------------------------------------------
        10.2(5)  Special Termination Agreement between Affiliated and Timothy
                  J. Hansberry dated October 14, 1997.
        10.3(5)  Special Termination Agreement between Affiliated and John G.
                  Fallon dated April 17, 1997.
        10.4(5)  Special Termination Agreement between Affiliated and William
                  J. Gaddis, Jr., dated April 17, 1997.
        10.5(5)  Special Termination Agreement between Affiliated and Quentin
                  J. Greeley, dated April 17, 1997.
        10.6(5)  Special Termination Agreement between Affiliated and Richard
                  E. Green dated April 17, 1997.
        10.7(2)  Severance Agreement between Federal and James E. McCobb, Jr., dated August 1, 1994.
        10.8(2)  Special Termination Agreement between Federal and James E.
                  McCobb, Jr., dated October 18, 1995.
        10.9(3)  Affiliated Community Bancorp, Inc. 1995 Stock Option Plan, as
                  amended and restated as of January 16, 1997 (incorporated by reference to Exhibit A to the Company's definitive Proxy
                  Statement for the 1997 Annual Meeting of Stockholders).
        10.10(4) Affiliation Agreement and Plan of Reorganization dated
                  December 15, 1997 between Affiliated and UST Corp.
        21.1(5)  Subsidiaries of the Registrant.
        23.1(5)  Consents of Auditors.
        27.1(5)  Financial Data Schedule

--------
(1) Incorporated by reference to the Company's Form S-4 Registration Statement filed on June 22, 1995 (No. 33-93784).
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(3) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1996.
(4) Incorporated by reference as Exhibit 3 to Form 8-K dated December 16, 1997 filed by UST Corp.
(5) Filed herewith.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Affiliated Community Bancorp, Inc.

                                                 /s/ Timothy J. Hansberry
Dated: March 16, 1998                     By: _________________________________
                                            TIMOTHY J. HANSBERRY PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      /s/ Timothy J. Hansberry         President, Chief         March 16, 1998
-------------------------------------   Executive Officer
        TIMOTHY J. HANSBERRY            and Director

         /s/ John G. Fallon            Executive Vice           March 16, 1998
-------------------------------------   President and Chief
           JOHN G. FALLON               Financial Officer

         /s/ Fred C. Bailey            Director                 March 16, 1998
-------------------------------------
           FRED C. BAILEY

      /s/ Kendrick G. Bushnell         Director                 March 16, 1998
-------------------------------------
        KENDRICK G. BUSHNELL

        /s/ Jack E. Chappell           Director                 March 16, 1998
-------------------------------------
          JACK E. CHAPPELL

         /s/ Edward S. Heald           Director                 March 16, 1998
-------------------------------------
           EDWARD S. HEALD

      /s/ James E. McCobb, Jr.         Director                 March 16, 1998
-------------------------------------
        JAMES E. MCCOBB, JR.