Form 10-Q
period 1998-03-31
AFFILIATED COMMUNITY BANCORP INC
filed 1998-05-12
CIK 947038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                      ------------------------------------


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR the quarter ended March 31, 1998
                                       or

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




     At April 30, 1997 there were 6,612,524 shares of common stock, par value $.01 per share, outstanding.


------------------------------------

                       AFFILIATED COMMUNITY BANCORP, INC.
                                      INDEX

                                                                    Page No.
                                                                    --------
PART I - FINANCIAL INFORMATION

Item 1.
-------
Consolidated Statements of Financial Condition at
 March 31, 1998 and December 31, 1997..................................3

Consolidated Statements of Income for the Three Months
Ended March 31, 1998 and 1997..........................................4

Consolidated Statements of Comprehensive Income for the
Three Months Ended March 31, 1998 and 1997.............................5

Consolidated Statements of Stockholders' Equity for
 the Three Months Ended March 31, 1998 and 1997........................6

Consolidated Statements of Cash Flows for the Three Months
 Ended March 31, 1998 and 1997.........................................7

Notes to Consolidated Financial Statements.............................8

Item 2.
-------

Management's Discussion and Analysis of Financial Condition
and Results of Operations for the Three Months Ended
March 31, 1998 and 1997................................................11

Item 3.
-------
Qualitative and Quantitative Disclosures About Market Risk.............20





PART II - OTHER INFORMATION

Item 1.
-------

Legal Proceedings......................................................21

Item 2.
-------

Changes in Securities and Use of Proceeds..............................21

Item 3.
-------

Defaults Upon Senior Securities........................................21

Item 4.
-------

Submission of Matters to a Vote of Security Holders....................21

Item 5.
-------

Other Information......................................................21

Item 6.
-------

Exhibits and Reports on Form 8-K.......................................21

SIGNATURES.............................................................22

EXHIBITS:

Stock Purchase Agreement (Shares of Middlesex
Bank & Trust Company...................................................23

Computation of Basic and Diluted Earnings Per Share
For Three Months Ended March 31, 1998 and 1997.........................52

Financial data schedule................................................53

Financial data schedule Restated.......................................54


              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)


                                                                                                       March 31,        December 31,
                                                                                                          1998              1997
                                                                                                          ----              ----
                                                                                                      (Unaudited)

                              ASSETS

Cash and due from banks                                                                               $   16,023        $   16,911
Federal funds sold and overnight deposits                                                                  7,868            10,344
Investment securities - held to maturity (fair value $154,944 and $174,000
    at March 31, 1998 and December 31, 1997, respectively)                                               152,973           172,623
Investment securities - available for sale (amortized cost $220,035 and $203,133
    at March 31, 1998 and December 31, 1997, respectively)                                               221,503           204,846
Loans held for sale                                                                                        9,694             3,955
Loans receivable - net of allowance for possible loan losses of $8,783 and $8,641
    at March 31, 1998 and December 31, 1997, respectively                                                690,498           703,061
Federal Home Loan Bank stock - at cost                                                                    16,443            16,426
Other real estate owned, net                                                                                   1                 1
Accrued interest receivable                                                                                7,898             8,727
Office properties and equipment, net                                                                       8,662             8,747
Deferred tax asset, net                                                                                    2,770             2,671
Other assets                                                                                               6,429             6,736
                                                                                                           -----             -----

         Total assets                                                                                 $1,140,762        $1,155,048
                                                                                                      ==========        ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                                        $   727,703       $   729,096
     Federal Home Loan Bank advances                                                                     279,871           297,358
     ESOP debt                                                                                               947             1,037
     Mortgagors' escrow payments                                                                           2,538             2,343
     Securities sold under agreements to repurchase                                                        6,199             3,804
     Other                                                                                                 7,529             8,357
                                                                                                           -----             -----

         Total liabilities                                                                             1,024,787         1,041,995
                                                                                                       ---------         ---------
Stockholders' Equity (note 4):
     Preferred stock, $0.01 Par Value; 2,000,000 shares authorized, none issued                                -                 -
     Common stock, $0.01 Par Value; 18,000,000 shares authorized; shares
       issued 6,828,070 in 1998 and 6,751,146 in 1997                                                         68                67
     Additional paid-in capital                                                                           51,032            50,360
     Retained earnings - restricted                                                                       68,375            66,128
     Treasury stock at cost, 247,500 shares                                                               (3,402)           (3,402)


     Unearned compensation - ESOP                                                                           (929)           (1,019)
     Unrealized gain on investment securities, net of tax effects                                            831               919
                                                                                                             ---               ---

         Total stockholders' equity                                                                      115,975           113,053
                                                                                                         -------           -------
         Total liabilities and stockholders' equity                                                  $ 1,140,762       $ 1,155,048
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


               AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)


                                                                  Three Months Ended
                                                                      March 31,
                                                                  ------------------
                                                                  1998        1997
                                                                    (Unaudited)
Interest and dividend income:
   Interest and fees on loans                                  $ 14,686    $ 13,581
   Interest and dividend income on investment securities          6,469       5,934
   Interest on federal funds sold and overnight deposits            130          45
                                                                    ---          --
     Total interest and dividend income                          21,285      19,560
                                                                 ------      ------
Interest expense:
   Interest on deposits                                           7,600       6,795
   Interest on borrowed funds                                     4,318       4,088
                                                                  -----       -----
     Total interest expense                                      11,918      10,883
                                                                 ------      ------
Net interest income                                               9,367       8,677
Provision for possible loan losses                                  126         200
                                                                    ---         ---
Net interest income after provision for possible loan losses      9,241       8,477
                                                                  -----       -----
Noninterest income:
   Mortgage loan servicing fees                                      58          67
   Customer service fees and other                                  437         361
   Gain (loss) on sales of securities, net                          118          (2)
   Gain on sales of loans, net                                      145           1
                                                                    ---         ---
     Total noninterest income                                       758         427
                                                                    ---         ---
Noninterest expenses:
   Compensation and employee benefits                             2,943       2,508
   Occupancy and equipment                                          618         537
   Data processing                                                  308         234
   Professional services                                            141         166
   Federal Deposit Insurance premiums                                69          65


   Other real estate owned (income) expenses, net                    (8)        (22)
   Marketing and promotion                                          190         156
   Other                                                            721         563
                                                                    ---         ---
     Total noninterest expenses                                   4,982       4,207
                                                                  -----       -----
Income before provision for income taxes                          5,017       4,697
Provision for income taxes                                        1,805       1,760
                                                                  -----       -----
         Net Income                                            $  3,212    $  2,937
                                                               ========    ========
Earnings per share:
     Basic                                                     $   0.50    $   0.46
                                                               ========    ========
     Diluted                                                   $   0.47    $   0.45
                                                               ========    ========
Weighted average shares outstanding:
     Basic                                                        6,437       6,333
                                                                  =====       =====
     Diluted                                                      6,792       6,571
                                                                  =====       =====

The accompanying notes are an integral part of these consolidated financial statements.


               AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)



                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  ------------------
                                                                                   1998        1997
                                                                                   ----        ----
                                                                                      (Unaudited)
Net Income                                                                       $ 3,212    $ 2,937

Other comprehensive income:

      Unrealized losses on investment securities arising during
      the period, net of tax benefits of $127,000 in 1998 and
        $648,000 in 1997                                                             (88)      (851)

            Less: Reclassification adjustment for gains included in net income       (43)         -
                                                                                    ----        ---

Other comprehensive income                                                          (131)       851
                                                                                    ----        ---

Comprehensive income                                                             $ 3,081    $ 2,086
                                                                                 =======    =======






























The accompanying notes are an integral part of these consolidated financial statements.

               AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Three Months Ended March 31, 1998 and 1997
                     (In thousands, except per share data)
                     (Restated for May 30, 1997 stock split)
                                   (Unaudited)
                                                                                                             Net Unrealized
                                                              Additional                         Unearned    Gain (Loss) on
                                                      Common    Paid-in   Treasury   Retained  Compensation-   Investment
                                                       Stock    Capital     Stock    Earnings       ESOP       Securities     Total
                                                       -----    -------     -----    --------       ----       ----------     -----
Balance at December 31, 1996                            $ 66   $ 49,146   ($ 3,402)  $ 57,518    ($ 1,394)       ($ 532)  $ 101,402
   Net income                                              -          -          -      2,937           -             -       2,937
   ESOP transactions                                       -         58          -         13         107             -         178
   Issuance of common stock under stock
     option plan                                           1        156          -          -           -             -         157
   Cash dividends declared ($.12 per share)                -          -          -       (774)          -             -        (774)
   Changes in net unrealized gain (loss) on
     securities available for sale, net of tax effect      -          -          -          -           -          (851)       (851)
                                                       -----    -------     -----    --------       ----       ----------     -----
Balance at March 31, 1997                               $ 67   $ 49,360   ($ 3,402)  $ 59,694    ($ 1,287)      ($1,383)  $ 103,049
                                                        ====   ========   ========   ========    ========       =======   =========




                                                                                                             Net Unrealized
                                                              Additional                         Unearned    Gain (Loss) on
                                                      Common    Paid-in   Treasury   Retained  Compensation-   Investment
                                                       Stock    Capital     Stock    Earnings       ESOP       Securities     Total
                                                       -----    -------     -----    --------       ----       ----------     -----
Balance at December 31, 1997                            $ 67   $ 50,360   ($ 3,402)  $ 66,128    ($ 1,019)        $ 919   $ 113,053
   Net income                                              -          -          -      3,212           -             -       3,212
   ESOP transactions                                       -        167          -         11          90             -         268
   Issuance of common stock under stock
     option plan                                           1        328          -          -           -             -         329
   Tax benefit from stock options exercised                -        177          -          -           -             -         177
   Cash dividends declared ($.15 per share)                -          -          -       (976)          -             -        (976)
   Changes in net unrealized gain (loss) on
     securities available for sale, net of tax effect      -          -          -          -           -           (88)       (851)
                                                        -----    -------     -----    --------       ----       ----------     -----

Balance at March 31, 1998                               $  68   $ 51,032  ($ 3,402)   $ 68,375    ($  929)        $ 831   $ 115,975
                                                        =====   ========  ========    ========    =======         =====   =========





The accompanying notes are integral part of these consolidated financial statements.

               AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                             1998        1997
                                                                                             ----------------
                                                                                               (Unaudited)

Cash flows from operating activities:
    Net Income
                                                                                         $  3,212    $  2,937
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Provision for possible loan losses                                                       126         200
     Provision for losses on other real estate owned                                            -           -
     Depreciation and amortization                                                            238         203
     Gain on sales of loans                                                                  (145)         (1)
     (Gain) loss on sales of securities                                                      (118)          2
     Net gain on sales of other real estate owned                                               -         (44)
     Net amortization of premiums and discounts on investment securities                       49          90
     Provision for deferred income taxes                                                        -        (200)
       ESOP transactions                                                                      268         178
     Increase in Federal Home Loan Bank stock                                                 (17)          -
     Originations of loans held for sale                                                  (20,981)          -
     Proceeds from sales of loans originated for resale                                    15,387           -
     (Increase) decrease  in accrued interest receivable                                      829        (412)
     Other, net                                                                               (48)        869
                                                                                              ---        ----
         Net cash provided by (used in) operating activities                               (1,200)      3,822
                                                                                           ------       -----

Cash flows from investing activities:
   Proceeds from sales of investment securities available for sale                          1,518       2,501
   Proceeds from maturities of investment securities held to maturity                      29,750       5,419
   Proceeds from maturities of investment securities available for sale                    37,826       4,700
   Purchase of investment securities available for sale                                   (60,315)     (8,409)
   Purchase of investment securities held to maturity                                     (17,869)    (20,239)
   Principal payments received on investment securities available for sale                  4,065       2,306
   Principal payments received on investment securities held to maturity                    7,788       5,318
   Loan originations, net of repayments                                                    12,437     (14,610)
   Purchases of office properties and equipment                                              (153)       (261)
   Organizational Costs - USTB                                                               (184)          -
   Capitalized costs associated with other real estate owned, net of payments received          -           -
   Proceeds from sales of other real estate owned                                               -         339
                                                                                           ------     -------
         Net cash provided by (used in) investing activities                               14,863     (22,936)
                                                                                           ------     -------
Cash flows from financing activities:
   Net increase (decrease)  in deposits                                                    (1,393)     12,637
Additions (reductions) to Federal Home Loan Bank advances                                 (17,487)      5,600
   Increase in mortgagors' escrow payments                                                    195         249
   Increase in repurchase agreements                                                        2,395       2,616
   Proceeds from issuance of common stock                                                     329         157
   ESOP transactions                                                                          (90)        (89)
   Cash dividends paid on common stock                                                       (976)       (774)
                                                                                             ----        ----
Net cash provided by (used in) financing activities                                       (17,027)     20,396
                                                                                          -------      ------
Net increase (decrease) in cash and cash equivalents                                       (3,364)      1,282
Cash and cash equivalents at beginning of period                                           27,255      15,795
                                                                                           ------      ------
Cash and cash equivalents at end of period                                               $ 23,891    $ 17,077
                                                                                         ========    ========
Supplemental disclosures of cash flow information:
   Interest paid on deposits                                                             $  7,291    $  6,627
   Interest paid on borrowed funds                                                          4,468       4,087
   Income taxes paid, net of refunds                                                          299         364
Supplemental disclosures of non-cash transactions:
   Transfers to foreclosed real estate                                                          -         172
   Loans granted on sale of foreclosed real estate                                              -           -



The accompanying notes are an integral part of these consolidated financial statements

              AFFILIATED COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


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

     Affiliated Community Bancorp, Inc. was incorporated on April 13, 1995 for the purpose of effecting the affiliation (the "Affiliation") of Lexington and Main Street Community Bancorp, Inc. ("Main Street") including Main Street's wholly-owned subsidiary, Federal, pursuant to the Affiliation Agreement and Plan of Reorganization dated March 14, 1995 between Lexington and Main Street. The Affiliation was consummated on October 18, 1995 and was treated as a pooling of interests for accounting purposes. On May 20, 1997, Affiliated provided the initial capital to Middlesex in exchange for all of Middlesex's outstanding stock, making Middlesex a wholly owned subsidiary of Affiliated. Middlesex opened on June 2, 1997 as a de novo, full-service commercial bank. The operations of Affiliated consist of those of its three bank subsidiaries, Lexington, Federal and Middlesex. The information presented herein for 1998 and 1997 represents the financial condition and the operating results of the Company and its wholly-owned bank subsidiaries on a consolidated basis.

     Lexington and Middlesex are insured by the Bank Insurance Fund ("BIF") and Federal is insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     Certain reclassifications have been made to the 1997 consolidated financial
statements   to   conform   with  the  March   31,   1998   presentation.   Such
reclassifications had no effect on previously reported consolidated net income.

     In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

     On December 15, 1997, Affiliated Community Bancorp, Inc. announced that it had signed an Affiliation Agreement and Plan of Reorganization under which it would be acquired by UST Corp. The transaction is expected to close during the second or third quarter of 1998, and is structured to qualify as a pooling of interests for accounting purposes and as a tax-free exchange of 1.41 shares of UST common stock for each share of Affiliated common stock. UST Corp. is a $3.8 billion Boston-based bank holding company which serves as the parent company to USTrust and United States Trust Company. Through its subsidiaries, UST Corp. operates a total of 66 banking offices throughout eastern Massachusetts and provides a broad range of financial services, principally to individuals and small-and medium-sized companies in New England. The transaction is subject to the necessary shareholder and regulatory approvals.


2) Earnings and Dividends Declared Per Share

     The Company adopted SFAS No. 128 "Earnings Per Share (EPS)" effective for annual periods ending after December 15, 1997. In accordance with SFAS No. 128 earnings per share are calculated in two ways:

     -Basic earnings per share is computed by dividing reported net income by the weighted average number of common stock shares outstanding during the year.
     -Diluted earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding during the year, plus the common stock equivalents of stock options calculated using the average share price during the reporting period.

Prior year earnings per share amounts have been restated accordingly.

3) Allowance for Possible Loan Losses

     The following is a summary of the allowance for possible loan losses for the three month period ended March 31, 1998 and 1997:

                                                      Three Months Ended
                                                           March 31,
                                                           ---------
                                                        1998     1997
                                                        ----     ----
                                                        (In thousands)

Balance at beginning of period                         $8,641   $7,759
Provision for possible loan losses                        126      200
Recoveries                                                 16       43
                                                        -----    -----
                                                        8,783    8,002

Loans charged-off                                           -       40
                                                        -----    -----
Balance at end of period                               $8,783   $7,962
                                                       ======   ======

     The Company's allowance for possible loan losses is established and maintained through a provision for possible loan losses. Charges to the provision for possible loan losses are based on management's evaluation of numerous factors, including the risk characteristics of the Company's loan portfolio, the portfolio's historical experience, the level of non-accruing loans, current economic conditions, collateral values, and trends in loan delinquencies and charge-offs. Although management attempts to use the best information available to make determinations with respect to the Company's allowance for possible loan losses, loan losses may ultimately vary significantly from current estimates and future adjustments may be necessary if economic conditions differ substantially from the assumed economic conditions used in making the initial determination or if other circumstances change.

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

     For the three months ended March 31, 1998 and 1997, the average recorded investment in impaired loans was $3,893,000 and $3,567,000, respectively, and the income recognized on related impaired loans was $69,000 and $56,000, respectively. At March 31, 1998 and December 31, 1997, the Company classified $4,142,000 and $3,897,000, respectively, of its loans as impaired. The $4,142,000 in impaired loans at March 31, 1998 has been measured under the fair value of collateral method. At March 31, 1998 impaired loans totaling $3,204,000 had a related valuation reserve of $587,000. The $3,897,000 in impaired loans at December 31, 1997 has been measured under the fair value of collateral method. At December 31, 1997, impaired loans totaling $2,989,000 had a related valuation reserve of $578,000.

4) Stock Split

     On May 30, 1997 the Company effected a 25% stock split paid in the form of a stock dividend. All common stock share and per share information prior to the stock split, except for shares authorized, has been retroactively restated to reflect this stock split.

5) Impact of New Accounting Standards

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income for the three months ended March 31, 1998 and 1997 is presented within a separate financial statement contained in this report.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure -- any manner in which management disaggregates a company. This statement is effective and will be adopted for the Company's financial statements for the fiscal year ending December 31, 1998 and requires the restatement of previously reported segment information for all periods presented.

     In February 1998, the FASB issued SFAS No. 131 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is to become effective for fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pension and other postretirement benefits plans. It does not change the measurement or recognition of those plans. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available.

     In April 1998, the AICPA issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 31, 1998. This statement establishes standards on the financial reporting of start-up and organization costs. It requires that costs of start-up activities and organization costs be expensed as incurred. Management does not anticipate that the adoption of this statement will have a material impact on the Company or its results of operations.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.

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

     The chief components of the Company's expense related to the Year 2000 issue are currently believed to be the replacement of personal computer equipment, the purchase or upgrade of third party software and costs related to testing. External costs and internal modification costs will be expensed as incurred; costs of new hardware and software will be capitalized and amortized in accordance with the Company's policies. While cost estimates have been prepared, final costs have not been determined. The Company anticipates that, while such costs may impact the Company's results of operations in one or more fiscal quarters, they will not have a material adverse impact on the long term results of operations or consolidated financial position of the Company.

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

     The results for the first quarter of 1998 included the operations for Middlesex which opened for business on June 2, 1997. The expenses and consolidated net income of Affiliated were, and will be, negatively impacted by the start-up of Middlesex.

Changes in Financial Condition from December 31, 1997
-----------------------------------------------------

     Total assets at March 31, 1998 amounted to $1.141 billion as compared to $1.155 billion at December 31, 1997, reflecting a decrease of $14 million or 1.2%. The decrease in the Company's assets is primarily attributable to a decline in investment securities held to maturity and loans.

     Investments:  Investment securities designated as held to maturity amounted
     ------------
to $153.0 million at March 31, 1998 versus $172.6 million at December 31, 1997. At March 31, 1998 investment securities available for sale amounted to $221.5 million versus $204.8 million at December 31,1997.

     The decline in investment securities held to maturity reflects maturities, amortization of mortgaged backed investments and agency securities that were called. Proceeds from such were reinvested into mortgage-backed certificates and mortgage-backed derivatives within the available for sale portfolio.

     The carrying values of investment securities at March 31, 1998 and December 31, 1997 is presented in the following table:

                                    March 31, 1998      December 31, 1997
                                    --------------      ------------------
                                 Available    Held to  Available    Held to
                                  for Sale    Maturity  for Sale   Maturity
                                  --------    --------  --------   --------
                                                 (In thousands)

   Government securities          $ 80,121   $ 24,207   $107,180   $ 52,687
   Corporate and other bonds        17,408     20,386     16,014     22,846
   Mortgage-backed securities       54,791     95,254     33,989     86,138
   Mortgage-backed derivatives      32,827     13,126     11,034     10,952
   Marketable equity securities     36,356          -     36,629          -
                                    ------     ------     ------     ------
                                  $221,503   $152,973   $204,846   $172,623
                                  ========   ========   ========   ========

     The mortgage-backed derivatives portfolio consisted of planned amortization classes (PAC's), targeted amortization classes (TAC's), sequential payment classes (SEQ's), scheduled amortization classes (SCH's) and accretion directed classes (AD's). The balance at March 31, 1998 had an average life of 2.7 years with 20% in monthly adjusting securities and the remaining 80% in fixed rate securities.

     Loans: Gross loans outstanding, excluding loans held for sale, at March 31,
     ------
1998 amounted to $699.3 million versus $711.7 million at December 31, 1997. The decrease of $12.4 million or 1.75% was primarily attributed to the refinancing and/or payoff of adjustable rate residential loans and commercial real estate loans during the first quarter of 1998. There were no sales of loans into the secondary market during year first quarter of 1997; $15 million of fixed rate residential originations were sold into the secondary market during the first quarter of 1998. Loans held for sale totaled $9.7 million as of March 31, 1998 versus $4.0 million on December 31, 1997. The gross balances of loans outstanding at March 31, 1998 and December 31, 1997 are shown in the following table:

                                                                  March 31,   December 31,
                                                                    1998        1997
                                                                  --------     --------
                                                                      (In thousands)

Real estate:
      1-4 family                                                 $ 459,802    $ 469,453
      Commercial and construction                                  175,729      180,398
Commercial                                                          43,355       41,414
Equity lines of credit and other                                    21,610       21,710
Less: net deferred loan fees                                        (1,215)      (1,273)
                                                                    ------       ------
                                                                 $ 699,281    $ 711,702
                                                                 =========    =========

     At March 31, 1998 loans delinquent 60 days or more amounted to $2.6 million and represented 0.4% of total loans outstanding. The comparable amounts at December 31, 1997 were $1.9 million or 0.3%.

     The following table sets forth information regarding non-accrual loans, troubled debt restructurings, OREO and other assets:

                                        March 31,  December 31,
                                           1998       1997
                                           ----       ----
                                       (Dollars in thousands)

Non-accrual loans                         $4,547    $4,336
Troubled debt restructurings                 162       162
                                             ---       ---
      Total non-performing loans           4,709     4,498
Other real estate owned, net                   1         1
                                             ---       ---
      Total non-performing assets         $4,710    $4,499
                                          ======    ======
Loans past due 90 days or more and
      still accruing                    $      -  $      -
                                          ======    ======
Non-performing loans as a percent of
      total loans                            .66%      .63%
Non-performing assets as a percent of
      total assets                           .41%      .39%
Allowance for possible loan losses as
      a percent of non-performing loans   186.52%   192.11%
Allowance for possible loan losses as
      a percent of total loans              1.26%     1.21%
                                            ====      ====

     Liabilities:  The Company's deposit products include passbook and statement
     ------------
savings accounts, NOW accounts, demand (checking) accounts, money market accounts and certificate of deposit accounts. The certificate accounts consist of regular and retirement funds and are either fixed or variable in nature.

     The following table summarizes the Company's deposit liabilities at March 31, 1998 and December 31, 1997:

                                        March 31,  December 31,
                                           1998       1997
                                           ----       ----
                                       (Dollars in thousands)

Demand                                 $ 51,600   $ 48,120
NOW                                      62,939     60,781
Regular savings                         123,879    120,921
Money market                             69,804     72,571
                                         ------     ------
      Total non-certificate accounts    308,222    302,393
                                        -------    -------
Certificates less than $100,000         314,316    315,075
Certificates of $100,000 and over       105,165    111,628
                --------                -------    -------
      Total certificate accounts        419,481    426,703
                                        -------    -------
      Total deposits                   $727,703   $729,096
                                       ========   ========



     At March 31, 1998 and December 31, 1997, brokered certificates of deposit amounted to $49.1 million and $57.1 million, respectively. Brokered certificates of deposit include $30.0 million and $36.4 million in Depository Trust Company ("DTC") certificates at March 31, 1998 and December 31, 1997, respectively.

     Borrowings from the Federal Home Loan Bank ("FHLB") amounted to $279.9 million at March 31, 1998 versus $297.4 million at December 31, 1997. The decrease reflects matured fixed rate advances that were not renewed due to the decrease in real estate loans and the held to maturity investment portfolio.

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of liquidity are dividends from subsidiaries, and maturities, repayments and interest on investments. The Company may use its liquidity to pay cash dividends to stockholders, fund operating expenses and pay taxes. On

April 16, 1998 the Company declared a regular quarterly dividend of $0.15 per share payable on May 15, 1998 to stockholders of record on April 30, 1998. This first quarter dividend is the same amount as that announced last quarter and 25% higher than a year ago.

     The primary sources of funds for the Company's bank subsidiaries are deposits, FHLB borrowings, principal and interest payments on loans, mortgage-backed and mortgaged-backed derivative securities, and maturities of investment securities. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by economic conditions, interest rate levels, and regulatory changes. The decrease in earning assets of $12.1 million for the three month period ended March 31, 1998 was primarily due to loan refinancing or prepayments and a moderation in investing activities. As a result of these trends, the Company reduced its FHLB borrowings by $17.5 million in the first quarter.

     The Company's bank subsidiaries, as members of the FHLB, have overnight lines of credit of approximately $26 million and an overall borrowing capacity of approximately $643.7 million from the FHLB. At March 31, 1998 outstanding borrowings were $279.9 million under these facilities. Any borrowings must be collateralized by a combination of investment securities and certain first mortgage loans. The subsidiaries also have the ability to enter into repurchase agreements, with an aggregate credit line of $150 million, with various brokers.

     At March 31, 1998, the Company had outstanding commitments of $112.2 million to originate loans and advance funds. As of that date, the Company had commitments to sell loans of $9.7 million. The Company believes that it will have sufficient funds available to meet all of its commitments as a result of the liquidity inherent in its balance sheet, combined with its available borrowing capacity through the FHLB.

     On April 23, 1997 the Company announced a 25% stock split of its common stock to be effected in the form of a stock dividend. This split was implemented on May 30, 1997 in the form of one additional share for each four shares of common stock held by stockholders of record as of the close of business on May 15, 1997. Per share numbers in this report have been restated to reflect this split.

     On December 15, 1997, Affiliated and UST Corp. jointly announced that they had signed an Affiliation Agreement and Plan of Reorganization under which UST Corp. would acquire Affiliated. This transaction is expected to close in the second or third quarter of 1998 and is structured to qualify as a pooling of interests for accounting purposes and as a tax-free exchange of 1.41 shares of UST Corp. common stock for each share of Affiliated common stock.

     On May 1, 1998, Affiliated and William R. Berkley, of Greenwich, Connecticut jointly announced that they had signed a definitive agreement under which Mr. Berkley will acquire 100% of the stock of Middlesex Bank & Trust Company, a wholly owned subsidiary of Affiliated for $8.24 million. This transaction is subject to the UST transaction closing.

     The Company's bank subsidiaries are subject to certain capital standards prescribed by regulations. While the regulations are the same for Affiliated, Lexington, and Middlesex, the method of calculation differs slightly for banks regulated by the Office of Thrift Supervision such as Federal. The following tables show the subsidiaries' regulatory capital ratios as they compare to the minimum guidelines at March 31, 1998. The high capital ratios of Middlesex reflect its status as a start-up bank.

                                                                                   Affiliated
                                The Federal     Lexington        Middlesex         Community        Minimum
                                Savings Bank  Savings Bank    Bank & Trust Co.    Bancorp, Inc.   Requirements
                                ------------  ------------    ----------------    -------------   ------------

Risk-based ratios:
     Tier 1 capital .........      18.71%         14.66%          52.23%             18.08%          4.00%
     Total capital ..........      19.96          15.72           52.55              19.34           8.00
Tangible equity ratio .......       9.52            N/A            N/A                N/A            2.00
Tier 1 leverage capital ratio       9.52           8.86           35.85              10.00           4.00


Market Risk
-----------

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

     As of March 31, 1998, the Company had no outstanding exposure to off-balance sheet interest rate instruments such as swaps, forwards or futures. However, it has had limited exposure to such instruments in the past in order to hedge its interest rate risk position and may do so in the future.

     Asset/Liability Management. The Company's ALCO, under the authority of the Board of Directors, has established guidelines within which management operates to meet liquidity needs and manage interest rate risk. These liquidity needs are defined by the needs of the depositors and borrowers of the Company. The Company's primary source of funds is its deposit base. Management uses the investment portfolio and borrowing capabilities to manage the liquidity position and interest rate risk position, in its efforts to maximize interest income within the ALCO's guidelines.

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

     Interest Rate Sensitivity Analysis. The matching of assets and liabilities are analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is considered to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a period exceeds the amount of interest rate sensitive liabilities maturing or repricing within that period; a gap is considered negative when the converse occurs. During a decreasing interest rate environment, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. In a rising interest rate environment, an institution with a positive gap would generally expect an increase in net interest income, whereas an institution with a negative gap would generally be expected to experience the opposite result.

     The following table represents management's anticipated cash flows and repricings of Affiliated's March 31, 1998 consolidated balance sheet based upon assumptions derived from historical experience, the current interest rate and economic outlook, standardized mortgage prepayment models and various other data input sources. Management monitors these assumptions on a regular basis and revises them when necessary. Management believes that these assumptions are accurate but understands that actual cash flows and repricings will be determined by changes in interest rates and customer behavior which may vary from these projections.

                                                                      At March 31, 1998
                                               ------------------------------------------------------------------
                                                            More Than      More Than
                                                            ---------      ---------
                                              Less than    Six Months to One Year to      More Than
                                                           ------------- -----------      ---------
                                              Six Months     One Year     Five Years     Five Years        Total
                                              ----------     --------     ----------     ----------        -----
                                                                   (Dollars in thousands)

Interest sensitive assets:
         Federal  funds  sold and interest
          bearing deposits ...............   $    7,868      $      -       $     -          $   -     $    7,868
         Investment securities ...........      161,912        69,490       122,300         37,217        390,919
         Mortgage loans ..................      163,141       117,565       228,987        124,623        634,316
         Commercial loans ................       43,355            --             -             --         43,355
         Home equity loans ...............       18,680            --            --             --         18,680
         Consumer loans ..................          524           495         1,788            123          2,930
         Other Assets ....................        9,694            --            --         33,000         42,694
                                                  -----        ------        ------         ------         ------
              Total Assets ...............   $  405,174    $  187,550    $  353,075     $  194,963     $1,140,762
                                             ==========    ==========    ==========     ==========     ==========

Liabilities & Stockholders' Equity
         Savings accounts ................   $   10,530    $    9,635    $   68,448     $   35,266     $  123,879
         NOW/DDA accounts ................        9,738         8,910        63,258         32,633        114,539
         Money Market accounts ...........       12,886        10,506        45,483            929         69,804
         Time Deposits ...................      161,622       128,070       126,841          2,948        419,481
         Borrowed Funds ..................      195,969        28,715        64,871             --        289,555
         Other Liabilities ...............           --            --            --          7,529          7,529
         Stockholders' equity ............           --            --            --        115,975        115,975
                                                  -----        ------        ------         ------         ------
Total Liabilities &  Stockholders' Equity    $  390,745    $  185,836    $  368,901     $  195,280     $1,140,762
                                             ==========    ==========    ==========     ==========     ==========

         Period GAP ......................   $   14,429    $    1,714    $  (15,826)    $     (317)
         Cumulative GAP ..................   $   14,429    $   16,143    $      317              -
         Period  GAP  as a  Percentage
          of total assets ................         1.26%         0.15%        (1.39)%        (0.03)%
         Cumulative GAP as a percentage of
          total assets....................         1.26%         1.42%         0.03%            --


     The following list outlines some of the significant assumptions utilized for the above analysis:

  -  Fixed rate assets are displayed using contractual maturity.
  -  Adjustable rate assets are displayed using repricing dates.
  - Assets with prepayment options (fixed and adjustable) are modeled utilizing an industry standard financial modeling system to project asset cash flows based upon current interest rates.
  -  Loans held for sale are classified as "Less than Six Months".
  -  Fixed rate deposits and borrowings are displayed using repricing dates.
  - Deposits that do not possess contractual maturity dates or are not directly linked to an interest rate index are modeled utilizing deposit decay rates provided by one of the federal banking regulatory agencies. These categories include Savings accounts, NOW/DDA accounts and money market accounts. Although DDA accounts do not pay interest, management believes that DDA cash flows are impacted by changes in interest rates. When comparing the decay rates to internal management analysis of its deposit cash flows, it was determined that the decay rates represent faster cash flow patterns than those displayed by the past customer practice. However, to be conservative, the regulatory decay rates are utilized for this presentation.

     Interest Rate Risk. Interest rate gap analysis provides a static view of the maturity and repricing characteristics of the Company's balance sheet positions. The Company's internal guidelines on interest rate risk specify that the cumulative one year gap should be less than 10% of assets. As of March 31, 1998, the gap was approximately 1% of assets.

     The Company uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a two-year time horizon. Simulation analysis involves projecting future interest income and expenses from the Company's assets and liabilities under various rate scenarios.

     The Company's internal guidelines on interest rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for each of the next twelve and twenty-four months should decline by less than 12%. As of March 31, 1998, the Company's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty four month periods, respectively, are as follows:

     a.  200 basis point increase in rates:  -4.3%; -3.1%
     b.  200 basis point decrease in rates:  -1.1%; -2.3%

Comparison  of Results of  Operations  for the Three Months Ended March 31, 1998
--------------------------------------------------------------------------------
and 1997
--------

     General Operating Results. Net income for the three months ended March 31, 1998 was $3.2 million compared to net income of $2.9 million in the corresponding quarter of 1997, an increase of $275,000 or 9.4%. The earnings increase was attributed to a higher level of net interest income and gains on sales of assets, partially offset by increased operating expenses. Basic earnings per share ("EPS") was $0.50 per share for the three months ended March 31, 1998 versus $0.46 for the three months ended March 31, 1997, a 9% increase. Diluted EPS was $0.47 for the 1998 period versus $0.45 for 1997, a 4% increase. The increase in diluted earnings per share was reduced by the impact of the increase in Affiliated's stock price from 1997 to 1998 on the common stock equivalents used to calculate diluted earnings per share.

     Net interest income for the three months ended March 31, 1998 amounted to $9.4 million as compared to $8.7 million for the corresponding period in 1997.

     The following table sets forth the Company's average balances and net interest income components for the three months ended March 31, 1998 and 1997. It includes (i) the average balance sheet for the period, based on daily average balances; (ii) the total amount of interest earned or paid on the various categories of interest-earning assets and interest-bearing liabilities; and
(iii) the resulting weighted average yields and costs. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. In addition, the table reflects the Company's interest rate spreads and net yields on earning assets. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered "adjustments to yield."



                                                                            Three Months Ended March 31,
                                                  --------------------------------------------------------------------------------
                                                                    1998                                  1997
                                                  ------------------------------------    ----------------------------------------
                                                                               (Dollars in thousands)
                                                                  Interest      Average                 Interest          Average
                                                  Average          Income/       Yield/   Average        Income/           Yield/
                                                  Balance          Expense        Rate    Balance        Expense            Rate
                                                  -------          -------        ----    -------        -------            ----

  Assets

Interest-earning assets:
    Loans                                      $   713,915     $    14,686        8.23% $  659,003   $    13,581            8.24%
                                                 ---------          ------        ----   ---------        ------            ----
    Investments:

     Investment and mortgage-backed
        securities held-to-maturity                162,595           2,738        6.74%    182,416         3,040            6.67%
     Investment and mortgage-backed
        securities available-for-sale              206,428           3,468        6.72%    160,956         2,663            6.62%
     Federal Home Loan Bank stock                   16,427             263        6.40%     14,638           231            6.31%
     Federal funds sold and
        overnight deposits                          10,011             130        5.19%      4,488            45            4.01%
                                                 ---------          ------        ----   ---------        ------            ----
             Total investments                     395,461           6,599        6.67%    362,498         5.979            6.60%
                                                 ---------          ------        ----   ---------        ------            ----
          Total interest-earning assets          1,109,376          21,285        7.67%  1,021,501        19,560            7.66%
                                                 ---------          ------        ----   ---------        ------            ----
Noninterest-earning assets                          41,938                                  33,175
Allowance for possible loan losses                  (8,696)                                 (7,823)
                                                 ---------                                 -------
         Total assets                          $ 1,142,618                              $ 1,046,853
                                               ===========                              ===========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
 Regular savings, NOW and money
      market accounts                          $   254,054     $     1,582        2.49%$   236,363   $     1,496            2.53%
 Certificate accounts                              423,419           6,018        5.69%    377,513         5,299            5.61%
      Borrowings                                   294,999           4,318        5.85%    284,239         4,088            5.75%
                                                 ---------          ------        ----   ---------        ------            ----
          Total interest-bearing liabilities       972,472          11,918        4.90%    898,115        10,883            4.85%
                                                 ---------          ------        ----   ---------        ------            ----
Noninterest-bearing liabilities:
      Demand deposits                               47,925                                  39,469
      Other                                          7,996                                   7,119
                                                 ---------                                 -------
         Total liabilities                       1,028,393                                 944,703
                                                 ---------                                 -------

Stockholders' equity                               114,225                                 102,150
                                                 ---------                                 -------

         Total liabilities and
             stockholders' equity              $ 1,142,618                             $ 1,046,853
                                               ===========                             ===========
Net interest income                                            $     9,367                           $     8,677
                                                               ===========                           ===========
Interest rate spread                                                              2.77%                                     2.81%
                                                                                  ====                                      ====
Net yield on earning assets                                                       3.38%                                     3.40%
                                                                                  ====                                      ====


     Interest Income. Total interest and dividend income increased from $19.6 million in the first quarter of 1997 to $21.3 million in the same period of 1998, an increase of 8.8%. The additional income was due mostly to the higher volume of loans and mortgage-backed securities available for sale. The yield on average earning assets was essentially flat at 7.67% in the first quarter of 1998 compared to 7.66% in the same period of 1997. Average loans outstanding in the current quarter amounted to $713.9 million and produced an average yield of 8.23%, as compared to a 1997 average volume of $659.0 million with an average yield of 8.24%. The average balance of all investment categories amounted to $395.5 million in the first quarter of 1998 with an average yield of 6.67% compared to $362.5 million and 6.60%, respectively, in the comparable quarter of 1997.

     Interest Expense. Interest expense in the first quarter of 1998 amounted to $11.9 million, up $1.0 million or 9.5% from $10.9 million in the same quarter of 1997. The main factors contributing to this increase were higher volume in certificates of deposit and borrowings. The average rate paid on total interest-bearing deposits increased from 4.85% in the first quarter of 1997 to 4.90% in the comparable period of 1998. Average interest-bearing deposit volume increased from $613.9 million in the 1997 period to $677.5 million in the first quarter of 1998, up $63.6 million or 10.4%. Average certificates increased $45.9 million or 12.2% in 1998 from the comparable 1997 quarter. The Company had average borrowings of $295.0 million for the three months ended March 31, 1998, with a related interest expense of $4.3 million, compared to $284.2 million and $4.1 million, respectively, for the first quarter of 1997. The average rate paid on borrowings increased from 5.75% in 1997 to 5.85% for 1998.

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

                          Three Months Ended March 31,
                          ----------------------------
                             1998 Compared with 1997
                             -----------------------
                               Increase (Decrease)
                                Due to Change in:
                                -----------------

                                         Average       Average
                                          Volume        Rate     Total
                                          ------        ----     -----
                                                   (In thousands)
Interest Income:

    Loans ............................   $ 1,130    ($   25)   $ 1,105
    Investments:
       Investment and mortgage-backed
         securities held-to-maturity .      (334)        32       (302)
       Investment and mortgage-backed
         securities available-for-sale       763         42        805
       Federal Home Loan Bank stock ..        29          3         32
       Federal funds sold ............        69         16         85
                                              --         --         --

       Total interest income .........     1,657         68      1,725
                                           -----         --      -----

Interest Expense:

    Regular savings, NOW and money
       market accounts ...............       110        (24)        86
    Certificate accounts .............       652         67        719
                                             ---         --        ---
       Total deposits ................       762         43        805

    Borrowed funds ...................       157         73        230
                                             ---         --        ---

       Total interest expense ........       919        116      1,035
                                             ---        ---      -----

Change in net interest income ........   $   738    ($   48)   $   690
                                         =======    =======    =======

     The increase in 1998 first quarter net interest income was primarily attributable to a volume increase in loans and mortgage-backed securities available-for-sale. Volume increases in certificates of deposits and borrowed funds partially offset the favorable benefit of the volume increase in earning assets.

     Provision for Possible Loan Losses. The provision for possible loan losses for the first quarter of 1998 amounted to $126,000 versus $200,000 for the first quarter of 1997. The decreased provision is attributable to the current level of non-performing loans, the level of the Company's allowance for losses and favorable charge off experience in recent years. At March 31, 1998, the Company's allowance for possible loan losses amounted to $8.8 million which represented 186% of non-performing loans at that date. The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans, in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is a forward-looking estimate and ultimate losses may vary from current estimates and future additions to the allowance may be necessary. As adjustments become necessary, they are reported in the results of operations for the periods in which they become known. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Management believes that the March 31, 1998 level of the allowance was adequate to provide for known and reasonably anticipated loan losses inherent in the portfolio at that date.

     Noninterest Income. For the first quarter of 1998, total noninterest income amounted to $758,000, an increase of $331,000 or 77.5% from $427,000 in the first quarter of 1997. Loan servicing fees, which amounted to $58,000 this quarter compared to $67,000 in the first quarter of 1997, reflect a reduction in the volume of loans serviced. Customer service fees and other income increased by $76,000 or 21.1% in the first quarter from the same period in 1997, as a result of non-recurring escrow income and an increase in cash surrender value of life insurance policies. The Company had gains on securities sales of $118,000 in the first quarter of 1998 compared to a loss for the quarter ended March 31, 1997 of $2,000. The gain on sales of loans was $145,000 in the first quarter of 1998, compared to $1,000 for the same period in 1997 reflecting the sale of current residential mortgage production into the secondary market.

     Noninterest Expenses. Total noninterest expenses increased by $775,000 or 18.4% in the first quarter of 1998 to $5.0 million, compared to $4.2 million in the corresponding quarter of 1997. Major components of the change in expenses included a $435,000 or 17.3% increase in compensation and benefits, a $74,000 increase in data processing expense, an increase in marketing expense of $34,000, and a $158,000 increase in other expenses.

     The first quarter of 1998 included expenses for Middlesex Bank and Trust which opened for business in June 1997. Middlesex accounted for $342,000 or 44% of the total increase in non-interest expenses. Approximately $100,000 of the increase in compensation and benefits was related to ESOP compensation caused by the significant year to year increase in the Company's stock price. The remaining increase in compensation and benefits costs was due to normal salary increases, commissions, payroll taxes, and increased costs associated with the 401(k) plans at subsidiary banks. Apart from Middlesex, data processing costs increased due to new technology options and expanded banking facilities. Other expenses increased as a result of a non-recurring legal settlement in the first quarter of 1997, and increased miscellaneous recurring costs in 1998.

     Provision for Income Taxes. The provision for income taxes was $1,805,000 million for the first quarter of 1998, compared to $1,760,000 for the corresponding quarter in 1997. The combined effective tax rate for the three months ended March 31, 1998 was 36.0% versus 37.5% for the same period in 1997. The lower effective rate in 1998 reflects the tax benefit resulting from the lower state tax rate in the Company's investment subsidiaries and certain tax exemptions on preferred stocks. At March 31, 1998, the net deferred income tax asset amounted to $2.8 million. The primary sources of recovery of the deferred income tax asset are taxes paid, which are available for carry back, from 1997, 1996, and 1995, and the expectation that the deductible temporary differences will reverse during periods when the Company generates taxable income.

      ITEM 3. Qualitative and Quantitative Disclosures About Market Risk.

     See the discussion set forth in ITEM 2 above.

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

Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

          Not applicable.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          Not applicable.

Item 5.   Other Information.
          ------------------

          At a meeting of the Board of Directors held on April 16, 1998, the payment of a cash dividend was declared, providing for payment of $0.15 per share on May 15, 1998 to holders of record on April 30, 1998.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          a.  Exhibits:  10.0 -- Stock Purchase  Agreement  (Shares of Middlesex
                                   Bank & Trust Company)
                         11.0 -- Computation of per share earnings.
                         27.0 -- Financial Data Schedule.
                         27.2 -- Financial Data Schedule Restated.

          b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   Signatures
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Affiliated Community Bancorp, Inc.
                             ----------------------------------
                                       (Registrant)




                             /S/ Timothy J. Hansberry
Date: May 11, 1988  By       -------------------------------------
                             Timothy J. Hansberry
                             President and Chief Executive Officer


                             /S/ John G. Fallon
                    By       -------------------------------------
                             John G. Fallon
                             Executive Vice President and
                             Chief Financial Officer